Form 10-Q
period 1996-03-31
GENERAL MEDIA INC
filed 1996-05-14
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


                                                                      Commission
For the Quarterly Period Ended March 31, 1996                  File No. 33-76716

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          Delaware                  13-3750988
- - --------------------------------    ----------------------
(State or other jurisdiction        (IRS Employer
of incorporation or organization    Identification Number)

277 Park Avenue, New York, NY       10172
- - --------------------------------    ----------------------
(Address of Principal Executive     Zip Code
Offices)

                                 (212) 702-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at May 10, 1996
           -----                     ---------------------------
Common stock, $.01 par value                   475,000

                      GENERAL MEDIA , INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I-FINANCIAL INFORMATION
- - ----------------------------

         Item 1.           Financial Statements                           3

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                     8


PART II- OTHER INFORMATION
- - --------------------------

         Item 1.           Legal Proceedings                            N/A

         Item 2.           Changes in Securities                        N/A

         Item 3.           Defaults Upon Senior Securities              N/A

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                          N/A

         Item 5.           Other Information                            N/A

         Item 6.           Exhibits and Reports on Form 8-K              13

Signatures                                                               14

Exhibit Index                                                            15

Item 1. Financial Statements
- - ----------------------------

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                             1995        1996
                                                           --------    --------
Net revenues
     Publishing
        Newsstand                                          $ 14,370    $ 13,219
        Advertising                                           5,858       6,991
        Subscription                                          2,983       2,931
        Other                                                   752       1,122

     Entertainment                                            4,517       3,764
                                                           --------    --------

                                                             28,480      28,027
                                                           --------    --------
Operating costs and expenses
     Publishing-production, distribution and editorial       13,765      13,245
     Entertainment-direct costs                               2,545       1,830
     Selling, general and administrative                     12,267      11,294
     Rent expense from affiliated companies                     404         220
     Depreciation and amortization                              339         440
                                                           --------    --------

               Total operating costs and expenses            29,320      27,029
                                                           --------    --------

               Income (loss) from operations                   (840)        998
                                                           --------    --------

Other income (expense)
     Interest expense                                        (2,686)     (2,476)
     Interest income                                            177          55
                                                           --------    --------

                            NET LOSS                       ($ 3,349)   ($ 1,423)
                                                           ========    ========







The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                         December 31,  March 31,
                                                             1995        1996
                                                           --------    --------
                    ASSETS
                    ------
CURRENT ASSETS
- - --------------
     Cash and cash equivalents                             $  4,380    $  6,898
     Accounts receivable, net of allowance
        for doubtful accounts                                13,089      13,074
     Inventories                                              7,847       7,070
     Prepaid expenses and other current assets                3,443       3,387
     Due from affiliated companies                              973       1,352
                                                           --------    --------

               Total current assets                          29,732      31,781

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                            5,592       5,380

OTHER ASSETS
- - ------------
     Intangible assets, net                                   4,427       4,273
     Deferred subscription aquisition costs                   2,341       2,013
     Deferred debt issuance costs, net                        4,967       4,720
     Loan to affiliated company                               1,086       1,086
     Other                                                    1,362       1,379
                                                           --------    --------

                                                             14,183      13,471
                                                           --------    --------

                                                           $ 49,507    $ 50,632
                                                           ========    ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
- - -------------------
     Accounts payable                                      $ 12,869    $ 12,820
     Deferred subscription revenue                           14,179      14,327
     Other liabilities and accrued expenses                   6,226       8,926
                                                           --------    --------

               Total current liabilities                     33,274      36,073

SENIOR SECURED NOTES                                         79,112      79,157

UNEARNED REVENUE                                              7,390       7,095

REDEEMABLE WARRANTS                                           1,791       1,791

STOCKHOLDERS' DEFICIENCY
- - ------------------------
Common stock, $.01 par value; 1,000,000
   shares; issued and outstanding, 475,000 shares                 5           5
Capital in excess of par value                                1,418       1,418
Accumulated distributions, net of retained earnings         (73,483)    (74,907)
                                                           --------    --------

                                                            (72,060)    (73,484)
                                                           --------    --------

                                                           $ 49,507    $ 50,632
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                             1995        1996
                                                           --------    --------
Cash flows from operating activities
- - ------------------------------------
Net loss for the period                                    ($ 3,349)   ($ 1,423)
Adjustments to reconcile loss to net cash provided by (used in) operating activities

     Depreciation and amortization                              339         440
     Amortization of debt issuance costs and discounts          307         292
     Net change in operating assets and liabilities           1,444       3,662
                                                           --------    --------

          Net cash provided by (used in) operations          (1,259)      2,971
                                                           --------    --------

Cash flows from investing activities
- - ------------------------------------
     Capital expenditures                                    (3,075)        (73)
     Payments from affiliated company                           268
                                                           --------    --------

          Net cash used in investing activities              (2,807)        (73)
                                                           --------    --------

Cash flows from financing activities
- - ------------------------------------
     Advances to affiliated companies                        (1,093)       (380)
     Repayment of advances to affiliated companies              897
                                                           --------    --------

          Net cash used in financing activities                (196)       (380)
                                                           --------    --------

          Net increase (decrease) in cash and cash
            equivalents                                      (4,262)      2,518

Cash and cash equivalents at beginning of period             19,203       4,380
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 14,941    $  6,898
                                                           ========    ========









The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)


1.   Basis of Preparation

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 1995 has been derived from the audited financial statements at that date.

2.   Inventories

Inventories consist of the following:
                                                December 31,  March 31,
                                                   1995         1996
                                                  ------       ------

Paper and printing                                $4,792       $4,112
Editorials and pictorial                           1,785        1,662
Film and programming costs                         2,483        2,227
                                                  ------       ------
                                                   9,060        8,001

Less- LIFO allowance-paper and printing            1,213          931
                                                  ------       ------

                                                  $7,847       $7,070
                                                  ======       ======

Paper and printing costs are valued at the lower of cost (last-in, first-out method) or market. Editorials and pictorials are valued at actual cost, which is not greater than market. Film and programming costs are the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve months from the film release date.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)


3.   Management Charge

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, data processing, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs which principally relate to office space. These allocations are based on factors determined by management of the Company to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts are reasonable.

4.   Senior Secured Notes

On December 21, 1993, the Company issued $85 million of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. In July 1995, the Company repurchased $5.0 million face amount of its outstanding senior secured notes, including 5,000 warrants, for cash of $4.1 million.

The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). Each of the Subsidiary Guarantors is a wholly-owned subsidiary of the Company. The Company is a holding company with no separate assets, liabilities or operations other than its investment in its subsidiaries and the Notes. Financial statements of the Subsidiary Guarantors have not been presented because the aggregate assets, liabilities, operations and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, operations and equity of the Company on a consolidated basis.

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $75,193,566 and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the senior secured notes under the Indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 1996, the Company was in compliance with all such covenants.

Should the Company incur losses in the future, such that the Company's net worth (deficiency) declines below ($75.2) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the senior secured notes then outstanding at a price of 101% of the principal amount thereof .

5.   Statement of Cash Flows

Cash payments made for interest during the three months ended March 31, 1996 and 1995 were $60,000 and $ 120,000, respectively.

Item 2.
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Several of the Company's businesses can experience fluctuations in quarterly performance. For example, newsstand revenues vary from issue to issue with higher revenues for special and higher priced issues and any issue including editorial or pictorial features that generate unusual public interest. In addition, revenues from the licensing of the Company's trademarks, products and videos vary with the timing of new agreements. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year results.

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the
"Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Super Stock and Drag Illustrated. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, videocassettes, online/internet services and CD-ROM interactive products.

Results of Operations (Three Months Ended March 31, 1996  vs. 1995)
- - -------------------------------------------------------------------

The Company's revenues were $28.0 million for the three months ended March 31, 1996, compared to revenues of $28.5 million for the three months ended March 31, 1995, a decrease of $0.5 million. Newsstand revenues were $13.2 million and $14.4 million for the three months ended March 31, 1996 and 1995, respectively. Newsstand revenues for Mens Magazines were $11.9 and $13.0 million for the three month period ended March 31, 1996 and 1995, respectively, a decrease of $1.1 million. Newsstand revenues from the Automotive magazines were $1.4 million for the three months ended March 31, 1996 and 1995. Advertising revenues were $7.0 million and $5.9 million for the three months ended March 31, 1996 and 1995, respectively, an increase $1.1 million. The increase is attributable to a $0.7 million increase in Mens' Magazines and a $0.4 million increase in Automotive Magazines. Subscription revenues were $2.9 million and $3.0 million for the three months ended March 31, 1996 and 1995, respectively, a decrease $0.1 million, primarily from Men's Magazines. Revenues for the Entertainment segment were $3.8 million and $4.5 million for the three months ended March 31, 1996 and 1995, respectively, a decrease of $0.7 million. Revenues from the Company's pay-per-call and video businesses decreased $0.4 million and $0.7 million, respectively, which were partially offset by revenues from the Company's online/internet business of $0.4 million during the three months ended March 31, 1996.

Income (loss) from operations was $1.0 million for the three months ended March 31, 1996, compared to ($0.8) million for the three months ended March 31, 1995. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as headcount reductions and other cost reductions, which reduced selling, general and administrative costs during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Costs of $0.4 million, incurred during the three month period ended March 31, 1995 related to the relocation of the Company's principal corporate office, also contributed to reduced

- - -------------------

selling general and administrative expenses during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

Net non-operating expenses were $2.4 million for the three months ended March 31, 1996, compared to $2.5 million in 1995, a decrease of $0.1 million, as a result of the repurchase of $5.0 million of senior secured notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended March 31, 1996 and 1995.

Net loss for the three months ended March 31, 1996 was ($1.4) million, compared to ($3.3) million for the three months ended March 31, 1995, as a result of the above discussed factors.

The net revenues and income (loss) from operations of the Company were as follows:

                                                             Income (loss)
                                      Net Revenue           from operations
                                      -----------           ---------------
                                         Three                   Three
                                      Months Ended            Months Ended
                                        March 31,               March 31,
                                        ---------               ---------
                                    1995        1996        1995         1996
                                    ----        ----        ----         ----

Publishing Segment                  $24.0       $24.2       $(1.8)       $ 0.2
Entertainment Segment                 4.5         3.8         1.0          0.8
                                    -----       -----       -----        -----
                                    $28.5       $28.0       $(0.8)       $ 1.0
                                    =====       =====       =====        =====

Publishing Segment
- - ------------------

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                             Income (loss)
                                      Net Revenue           from operations
                                      -----------           ---------------
                                         Three                   Three
                                      Months Ended            Months Ended
                                        March 31,               March 31,
                                        ---------               ---------
                                    1995        1996        1995         1996
                                    ----        ----        ----         ----
Penthouse  Magazine and
   the Affiliate Publications       $18.4       $18.3       $(2.4)       $(0.8)
Foreign edition licensing             0.6         0.6         0.4          0.4
Automotive  Magazines                 5.0         5.3         0.2          0.6
                                    -----       -----       -----        -----
                                    $24.0       $24.2       $(1.8)       $ 0.2
                                    =====       =====       =====        =====

Penthouse Magazine and the Affiliate Publications

Revenues for the Penthouse magazine and the Affiliate Publications were $18.3 million for the three months ended March 31, 1996, compared to $18.4 million for the three months ended March 31, 1995, a decrease of $0.1 million. Newsstand revenue for the three months ended March 31, 1996 was $11.9 million, compared to $13.0 million for the three months ended March 31, 1995, a decrease of $1.1 million. The decrease is primarily attributable to a decrease in the number of newsstand copies sold of both Penthouse magazine and the Affiliate publications during the three months ended March 31, 1996, as compared to the 1995 period. The decline in copies sold was partially offset by higher cover prices for several of the Company's magazines

- - -------------------

during the three months ended March 31, 1996. The Company increased the cover price of Penthouse magazine, beginning with the June 1995 issue. Accordingly, the Company will now publish annually, four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. Advertising revenue was $4.0 million for the three months ended March 31, 1996, compared to $3.3 million for the three months ended March 31, 1995, an increase of $0.7 million, primarily attributable to an increase in advertising pages sold in the Affiliate publications and an increase in the advertising rate per page in Penthouse magazine. Subscription revenue was $2.0 million for the three months ended March 31, 1996 and 1995. Other revenue was $0.5 million for the three months ended March 31, 1996, compared to $0.1 million for the three months ended March 31, 1995, an increase of $0.4 million. The increase is attributable to revenues received from the sale of multiple past issues of the Company's publications sold as value-packs.

Publishing-production, distribution and editorial expenses were $10.3 million for the three months ended March 31, 1996, compared to $11.1 million for the three months ended March 31, 1995, a decrease of $0.8 million. Paper costs were $4.3 million for the three months ended March 31, 1996, compared to $4.5 million for the three months ended March 31, 1995, a decrease of $0.2 million. Paper costs were reduced by reducing print orders and the number of pages printed of certain publications. However, these decreases were offset by increased in paper costs attributable to increased cost of paper and the increased frequency of Penthouse Comix in the three months ended March 31, 1996. Print costs were $3.6 million for the three months ended March 31, 1996, compared to $4.1 million for the three months ended March 31, 1995, a decrease of $0.5 million. The decrease is attributable to decreases in print orders and the number of pages printed of certain publications, partially offset by increases in the cost of printing and the increased frequency of Penthouse Comix. Distribution costs were $1.6 million for the three months ended March 31, 1996, compared to $1.5 million for the three months ended March 31, 1995, an increase of $0.1 million. The increase is attributable to the increased frequency of publication of Penthouse Comix and generally higher distribution costs. Editorial costs were $1.0 million for the three month period ended March 31, 1996, compared to $0.8 million for the period ended March 31, 1995, an increase of $0.2 million, due to the increased frequency of publication of Penthouse Comix and a change in the editorial content of Forum magazine. During the three months ended March 31, 1996 the adjustment to the LIFO reserve resulted in reduced costs of $0.4 million, as compared to the 1995 period.

Selling, general and administrative expenses were $8.4 million for the three months ended March 31, 1996, compared to $9.3 million for the three months ended March 31, 1995, a decrease of $0.9 million. The decrease is primarily attributable to moving expense incurred in 1995 ($0.4 million), lower subscription fulfillment costs during the three months ended March 31, 1996 related to the change to a new fulfillment company ($0.1 million), lower salaries expense in 1996 due to corporate downsizing ($0.2 million) and a decrease in legal fees ($0.2 million).

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for the three months ended March 31, 1996, compared to $0.4 million for the three months ended March 31, 1995, a decrease of $0.2 million, because, effective March 1, 1995, in connection with the relocation of the Company's principal corporate offices, rent expense for the Company's corporate office is included in selling, general and administrative expense, rather than in rent expense from affiliated companies.

Depreciation and amortization was $0.3 million for the three months ended March 31, 1996, compared to $0.1 million for the three months ended March 31, 1995, an increase of $0.2 million, as a result of the amortization of leasehold improvements incurred in connection with the relocation of the Company's offices in 1995.

- - -------------------

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.6 million for the three months ended March 31, 1996 and 1995. Selling, general and administrative expenses were $0.2 million for the three months ended September 30, 1996 and 1995.

Automotive Magazines

Revenues for the Automotive Magazines were $5.3 million for the three months ended March 31, 1996, compared to revenues of $5.0 million for the three months ended March 31, 1995, an increase of $0.3 million. Newsstand revenues were $1.4 million for the three months ended March 31, 1996 and 1995. Advertising revenues were $3.0 million for the three months ended March 31, 1995, compared to $2.6 million for the three months ended March 31, 1995, an increase of $0.3 million, resulting from an increase in advertising page rates, partially offset by a decrease in advertising pages sold. Subscription revenues remained constant between each period at $1.0 million.

Publishing-production, distribution and editorial expenses were $3.0 million for the three months ended March 31, 1996, compared to $2.7 million for the three months ended March 31, 1995, an increase of $0.3 million. Paper costs were $1.3 million for the three months ended March 31, 1996, compared to $1.0 million for the three months ended March 31, 1995, an increase of $0.3 million. The increase in paper costs is primarily attributable to increased cost of paper, partially offset by a lower number of copies printed. Print costs were $1.1 million for the three months ended March 31, 1996 and 1995. Distribution costs were $0.5 million for the three months ended September 30, 1995, compared to $0.4 million for the three months ended September 30, 1994, an increase of $0.1 million due to generally higher distribution costs.

Selling, general and administrative expenses were $1.6 million for the three months ended March 31, 1996, compared to $1.8 million for the three months ended March 31, 1995, a decrease of $0.2 million. The decrease is primarily attributable to lower fulfillment costs associated with a change to a new subscription fulfillment company and lower direct mail costs.

Depreciation and amortization was $0.1 million for the three months ended March 31, 1996, compared to $0.3 million for the three months ended March 31, 1995, a decrease of $0.2 million, as a result of certain intangible assets becoming fully amortized in 1995.

Entertainment Segment
- - ---------------------

Revenues from the Entertainment Segment were $3.8 million for the three months ended March 31, 1996, compared to $4.5 million for the three months ended March 31, 1995, a decrease of $0.7 million. The Company's pay-per-call and video divisions accounted for decreases of $0.4 million and $0.7 million, respectively. These decreases are partially offset by $0.4 million in revenues from the Company's online/internet business. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer chargebacks to a level acceptable to credit card companies. The Company's video division revenue decrease is due primarily to fewer videocassettes sold through the Company's national wholesale distributor during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Furthermore, fewer videocassettes related to the 25th anniversary issue of Penthouse magazine were sold during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. On-line/internet revenues have been achieved primarily through the

- - -------------------

implementation, in August 1995, of a pay subscription service on the internet.

Direct costs were $1.8 million for the three months ended March 31, 1996, compared to $2.5 million for the three months ended March 31, 1995, a decrease of $0.7 million. The Company's video division experienced a $0.3 million decrease in direct expenses primarily associated with declines in fulfillment and distribution costs associated with lower sales volume. The Company's pay-per-call business experienced a $0.4 million reduction in costs attributed to lower levels of customer chargebacks due to the reduction in the extension of credit to callers that did not meet certain criteria established by the Company, as previously discussed.

Selling, general and administrative expenses were $1.2 million for the three months ended March 31, 1996 compared to $1.0 million for the three months ended March 31, 1995, an increase of $0.2 million. The increase in is primarily attributable to costs associated with the Company's online/internet business, which began operations in August 1995 ($0.3 million) and higher levels of legal fees paid ($0.2 million). These increases were partially offset by lower costs of the Company's video and pay-per-call businesses due primarily to lower sales volume.

Liquidity and Capital Resources
- - -------------------------------

At March 31, 1996, the Company had $ 6.9 million in cash and cash equivalents, compared to $4.4 million at December 31, 1995. The increase in cash and cash equivalents during the three months ended March 31, 1996 resulted from net cash flows provided by operating activities of $3.0 million, net cash flows used in investing activities of $0.1, and net cash flows used in financing activities of $0.4 million.

Cash flows from operating activities
- - ------------------------------------

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 1996, compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 1995. Net cash provided by operating activities for the three months ended March 31, 1996 was primarily a result of the income from operations during the period and a decrease in paper inventory due the reduced number of magazine copies bring printed, therefore requiring less paper inventory on hand. Net cash used in operating activities of $1.3 million for the three months ended March 31, 1995 was primarily a result of the net loss for the period.

Cash flows from investing activities
- - ------------------------------------

Cash used in investing activities for the three months ended March 31, 1996 was $0.1 million, compared to cash used in investing activities of $2.8 million for the three months ended March 31, 1995. Cash used in investing activities during the three months ended March 31, 1995 was primarily the result of the relocation of the Company's principal corporate offices in February 1995. The Company expects capital expenditures to be less than $0.5 million for 1996.

Cash flows from financing activities
- - ------------------------------------

Cash flows used in financing activities were $0.4 million for the three months ended March 31, 1996, compared to $0.2 million for the three months ended March 31, 1995.

Affiliated company investments and advances at March 31, 1996 increased $0.4 million from the December 31, 1995 balance, whereby the Company is owed $1.4 million from GMI as of March 31, 1996. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in

- - -------------------

amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, due on February 28, 1996, in the amount of $1.0 million, has not been made as of May 10, 1996. Demand for such payment has been made in writing. The additional amount due from GMI , in the amount of $0.4 million, is not expected to be received from GMI by its due date of May 31, 1996. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed $1.0 million of the amount due to the Company.

The ability of the Company to incur additional debt is severely limited by the terms of its senior secured notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Company's subsidiaries which are guarantors of the senior secured notes under the Indenture, however, are permitted to make intercompany dividends on their common stock.

Future outlook
- - --------------

Due to losses incurred by the Company in 1995 and during the three months ended March 31, 1996, as well as other factors described in "Liquidity and Capital Resources", the Company's cash balance at March 31, 1996 was reduced to $6.9 million, from $14.9 million at March 31, 1995. The Company is obligated to make a $4.2 million interest payment on its outstanding senior secured notes on June 30, 1996.

The Company has been recently adversely impacted by significant paper price increases and could be further adversely impacted should the price of paper increase in the future. Additionally, the Company's recent results from operations have been negatively impacted by decreased newsstand circulation from Mens Magazines, booksize increases, higher occupancy costs, and other expense increases. While management has recently taken steps to reduce costs, such as reducing book size, changing paper grades and reducing employee headcount, and increase revenues through cover price increases and other revenue enhancements , which it expects will enable the Company to achieve improved operating results in 1996, no assurances of this can be given, particularly should newsstand circulation and revenue continue to decline.

Should the Company incur losses in the future, such that the Company's net worth (deficiency) declines below ($75.2) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the senior secured notes then outstanding at a price of 101% of the principal amount thereof .

While the Company believes that its cash balance is sufficient to meet its obligations through June 30, 1996, its ability to meet its obligations beyond that date, and therefore continue as a going concern in the future, is dependent upon its ability to return to profitable operations in 1996.

Item 6.        Exhibits and reports on Form 8-K
- - -------        --------------------------------

     (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

     (b)       Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                            Part II-Other Information
                            -------------------------



                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        General Media, Inc.
                                        (Registrant)


Dated: May 13, 1996                By:  /s/ Patrick J. Gavin
                                        ------------------------
                                        Signature

                                        Patrick J. Gavin
                                        Executive Vice President-Operations
                                        Chief Financial Officer and Treasurer

                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit

27                         Financial Data Schedule