Form 10-Q
period 1996-06-30
GENERAL MEDIA INC
filed 1996-08-14
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                         Securities Exchange Act of 1934


                                                            Commission
For the Quarterly Period Ended June 30, 1996                File No. 33-76716

                               General Media, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                  13-3750988
- ----------------------------        -------------
(State or other jurisdiction        (IRS Employer
of incorporation or organization)   Identification Number)

277 Park Avenue, New York, NY       10172
- -------------------------------     -------------
(Address of Principal Executive     Zip Code
Offices)

                                 (212) 702-6000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at August 13, 1996
         -----                              ------------------------------
Common stock, $.01 par value                            475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I-FINANCIAL INFORMATION

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

        Item 1.       Legal Proceedings                                     N/A

        Item 2.       Changes in Securities                                 N/A

        Item 3.       Defaults Upon Senior Securities                       N/A

        Item 4.       Submission of Matters to a Vote
                      of Security Holders                                   N/A

        Item 5.       Other Information                                     N/A

        Item 6.       Exhibits and Reports on Form 8-K                      N/A

Signatures                                                                   18

Exhibit Index                                                                19

Item 1. Financial Statements

                                             General Media, Inc. and Subsidiaries
                                        Condensed Consolidated Statements of Operations
                                                        (unaudited)

                                                   (amounts in thousands)

                                                               Six months ended                        Three months ended
                                                                    June 30,                                June 30,
                                                                    --------                                --------
                                                            1995                1996                1995                1996
                                                       --------------      --------------      --------------      -------------
Net revenues
     Publishing
        Newsstand                                            $30,149             $27,495             $15,779            $14,276
        Advertising                                           12,554              14,194               6,696              7,203
        Subscription                                           5,997               5,942               3,014              3,011
        Other                                                  2,013               2,359               1,261              1,237

     Entertainment                                             9,158               7,937               4,641              4,173
                                                       --------------      --------------      --------------      -------------

                                                              59,871              57,927              31,391             29,900
                                                       --------------      --------------      --------------      -------------
Operating costs and expenses
     Publishing-production, distribution and editorial        28,448              27,096              14,683             13,851
     Entertainment-direct costs                                4,972               3,990               2,427              2,160
     Selling, general and administrative                      25,593              22,518              13,326             11,224
     Rent expense from affiliated companies                      696                 422                 292                202
     Depreciation and amortization                               783                 937                 444                497
                                                       --------------      --------------      --------------      -------------

               Total operating costs and expenses             60,492              54,963              31,172             27,934
                                                       --------------      --------------      --------------      -------------

               Income (loss) from operations                    (621)              2,964                 219              1,966
                                                       --------------      --------------      --------------      -------------

Other income (expense)
     Interest expense                                         (5,316)             (4,953)             (2,630)            (2,477)
     Interest income                                             392                 135                 215                 80
                                                       --------------      --------------      --------------      -------------


                            NET INCOME (LOSS)                ($5,545)            ($1,854)            ($2,196)             ($431)
                                                       ==============      ==============      ==============      =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                  December 31,       June 30,
                                                      1995             1996
                                                -------------     -------------
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents                        $4,380            $3,023
     Accounts receivable, net of allowance
        for doubtful accounts                         13,089            14,167
     Inventories                                       7,847             5,534
     Prepaid expenses and other current assets         3,443             3,328
     Due from affiliated companies                       973             1,734
                                                -------------     -------------

                          Total current assets        29,732            27,786

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                     5,592             5,241

OTHER ASSETS
     Intangible assets, net                            4,427             4,119
     Deferred subscription aquisition costs            2,341             1,627
     Deferred debt issuance costs, net                 4,967             4,472
     Loan to affiliated company                        1,086             1,086
     Other                                             1,362             1,318
                                                -------------     -------------

                                                      14,183            12,622
                                                -------------     -------------

                                                     $49,507           $45,649
                                                =============     =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                $12,869           $12,159
     Deferred subscription revenue                    14,179            12,554
     Other liabilities and accrued expenses            6,226             6,988
                                                -------------     -------------

                  Total current liabilities           33,274            31,701

SENIOR SECURED NOTES                                  79,112            79,201

UNEARNED REVENUE                                       7,390             6,870

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                    1,791             1,791

STOCKHOLDERS' DEFICIENCY
     Common stock, $.01 par value;
       1,000,000 shares; issued and
       outstanding, 475,000 shares                         5                 5
     Capital in excess of par value                    1,418             1,418
     Accumulated distributions,
       net of retained earnings                      (73,483)          (75,337)
                                                -------------     -------------

                                                     (72,060)          (73,914)
                                                -------------     -------------

                                                     $49,507           $45,649
                                                =============     =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                        Six months ended
                                                            June 30,
                                                     1995              1996
                                                -------------     -------------
Cash flows from operating activities
Net loss                                             ($5,545)          ($1,854)
Adjustments to reconcile net loss to
     cash used in operating activities

     Depreciation and amortization                       783               937
     Amortization of debt issuance costs
       and discounts                                     621               584
     Net change in operating assets
       and liabilities                                (7,559)               15
                                                -------------     -------------

          Net cash used in operations                (11,700)             (318)
                                                -------------     -------------

Cash flows from investing activities
     Capital expenditures                             (3,939)             (278)
     Payments from affiliated company                    269
                                                -------------     -------------

          Net cash  used in investing
            activities                                (3,670)             (278)
                                                -------------     -------------

Cash flows from financing activities
     Advances to affiliated companies                 (1,469)             (761)
     Repayment of advances to affiliated
       companies                                         897
     Unearned revenues received                        5,000
                                                -------------     -------------

          Net cash provided by (used in)
            financing activities                       4,428              (761)
                                                -------------     -------------

          Net decrease in cash and
            cash equivalents                         (10,942)           (1,357)

Cash and cash equivalents
  at beginning of period                              19,203             4,380
                                                -------------     -------------

Cash and cash equivalents
  at end of period                                    $8,261            $3,023
                                                =============     =============


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

2. Inventories

Inventories consist of the following:
                                             December 31,          June 30,
                                                1995                 1996
                                            ------------           --------

Paper and printing                            $ 4,792              $ 3,366
Editorials and pictorial                        1,785                1,745
Film and programming costs                      2,483                1,754
                                              -------              -------
                                                9,060                6,865

Less- LIFO allowance-paper and printing         1,213                1,331
                                              -------              -------

                                              $ 7,847              $ 5,534
                                              =======              =======


Paper and printing costs are valued at the lower of cost (last-in, first-out method) or market. Editorials and pictorials are valued at actual cost, which is not greater than market. Film and programming costs are valued at the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve months from the film release date.

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

4. Senior Secured Notes

In December 1993, the Company issued $85 million of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. In July 1995, the Company repurchased $5.0 million face amount of its outstanding Notes, including 5,000 warrants, for cash of $4.1 million.

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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of ($75.2) million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of June 30, 1996, the Company was in compliance with all such covenants.

Should the Company incur losses in the future, such that the Company's net worth (deficiency) declines below ($75.2) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof .

5. Statement of Cash Flows

Cash payments made for interest during the six months ended June 30, 1996 and 1995 were $4,370,000 and $4,635,000, respectively.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, videocassettes, pay-per-view programming, CD-ROM interactive products and internet services.

Results of Operations (Three Months Ended June 30, 1996  vs. 1995)

The Company's revenues were $29.9 million for the three months ended June 30, 1996, compared to revenues of $31.4 million for the three months ended June 30, 1995, a decrease of $1.5 million. Newsstand revenues were $14.3 million and $15.8 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of $1.5 million. Newsstand revenues for Mens Magazines were $13.2 and $14.6 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of $1.5 million. Newsstand revenues from the Automotive magazines were $1.1 million for the three months ended June 30, 1996 and 1995. Advertising revenues were $7.2 million and $6.7 million for the three months ended June 30, 1996 and 1995, respectively, an increase $0.5 million. The increase in advertising revenues is attributable to a $0.2 million increase in Mens' Magazines and a $0.3 million increase in Automotive Magazines. Subscription revenues were $3.0 million for the three months ended June 30, 1996 and 1995. Revenues for the Entertainment segment were $4.2 million and $4.7 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of $0.5 million. Revenues from the Company's video business decreased $0.9 million, while the company's pay-per-call business revenue increased $0.1 million for the period. Revenues from the Company's internet business was $0.3 million for the three months ended June 30, 1996.

Income from operations was $2.0 million for the three months ended June 30, 1996, compared to $0.2 million for the three months ended June 30, 1995. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as headcount reductions and other spending efficiencies which reduced selling, general and administrative costs in 1996.

Net non-operating expenses were $2.4 million for the three months ended June 30, 1996 and 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended June 30, 1996 and 1995.

Net loss for the three months ended June 30, 1996 was ($0.4) million, compared to ($2.2) million for the three months ended June 30, 1995, as a result of the above discussed factors.

The net revenues and income (loss) from operations of the Company were as follows:

                                                               Income (loss)
                                      Net Revenue            from operations
                                      -----------            ---------------
                                         Three                    Three
                                      Months Ended             Months Ended
                                        June 30,                 June 30,
                                        --------                 --------
                                   1995         1996         1995        1996
                                   ----         ----         ----        ----

Publishing Segment                $26.7        $25.7        $(0.2)       $1.1
Entertainment Segment               4.7          4.2          0.4         0.9
                                  -----        -----         ----        ----
                                  $31.4        $29.9         $0.2        $2.0
                                  =====        =====         ====        ====

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                              Income (loss)
                                      Net Revenues          from operations
                                      ------------          ---------------
                                          Three                   Three
                                      Months Ended            Months Ended
                                        June 30,                June 30,
                                        --------                --------
                                   1995         1996         1995        1996
                                   ----         ----         ----        ----
Penthouse  Magazine and
   the Affiliate Publications     $21.4        $20.0        $(0.8)      $(0.2)
Foreign edition licensing           0.6          0.7          0.3         0.6
Automotive  Magazines               4.7          5.0          0.3         0.7
                                  -----        -----        -----        ----
                                  $26.7        $25.7        $(0.2)       $1.1
                                  =====        =====        =====        ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $20.0 million and $21.4 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of $1.4 million. Newsstand revenue for the three months ended June 30, 1996 was $13.1 million, compared to $14.6 million for the three months ended June 30, 1995, a decrease of $1.5 million. The decrease in newsstand revenue is primarily attributable to a decrease of 10% in the number of newsstand copies sold of both Penthouse magazine and the Affiliate publications during the three months ended June 30, 1996, as compared to the 1995 period. The decline in copies sold was partially offset by higher cover prices for the Company's magazines during the three months ended June 30, 1996, as compared to the 1995 period. The Company increased the cover price of Penthouse magazine, beginning with the June 1995 issue. Accordingly, the Company now publishes annually, four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. Advertising revenue was $4.2 million for the three months ended June 30, 1996, compared to $4.0 million for the three months ended June 30, 1995, an increase of $0.2 million, primarily attributable to an increase in the rate per page in Penthouse magazine and the Affiliate publications. Subscription revenue was $2.1 million for the three months ended June 30, 1996 and 1995. Other revenue was $0.5 million for the three months ended June 30, 1996, compared to $0.6 million for the three months ended June 30, 1995, a decrease of $0.1 million. The decrease in other revenues is attributable to a decrease in revenues received from the sale of past issues of the Company's publications sold as value-packs, due primarily to the timing of on sale dates.

Publishing-production, distribution and editorial expenses were $11.2 million for the three months ended June 30, 1996, compared to $12.0 million for the three months ended June 30, 1995, a decrease of $0.8 million. Paper costs were $4.5 million for the three months ended June 30, 1996, compared to $5.1 million for the three months ended June 30, 1995, a decrease of $0.6 million. Paper costs were reduced primarily by reducing the number of copies printed, and secondarily by reducing the number of pages printed of certain publications and the decreased frequency of Penthouse Comix. However, these decreases were partially offset by an increase in the price of paper. Print costs were $3.5 million for the three months ended June 30, 1996, compared to $4.1 million for the three months ended June 30, 1995, a decrease of $0.6 million. The decrease is primarily attributable to the decreased number of copies printed and secondarily to the reduced number of pages printed of certain publications, as well as the decreased frequency of Penthouse Comix. These cost reductions were partially offset by increases in costs of the production process. Distribution costs were $1.4 million for the three months ended June 30, 1996, compared to $1.5 million for the three months ended June 30, 1995, a decrease of $0.1 million. The decrease is attributable to fewer copies being distributed, offset by generally higher distribution costs. Editorial costs were $0.9 million for the three months ended June 30, 1996, compared to $1.3 million for the three months ended June 30, 1995, a decrease of $0.4 million, due to a decrease in the write-off of obsolete inventory of Penthouse magazine and decreased spending levels in Penthouse Comix, offset by an increase caused by a change in the editorial content of Forum magazine. During the three months ended June 30, 1996 the adjustment to the LIFO reserve resulted in increased expense of $0.4 million, as compared to the 1995 period. Other production costs of $0.4 million were incurred during the three months ended June 30, 1996 for inserts placed in certain publications to promote the Company's pay-per-call services.

Selling, general and administrative expenses were $8.5 million for the three months ended June 30, 1996, compared to $9.6 million for the three months ended June 30, 1995, a decrease of $1.1 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1996 as a result of corporate downsizing ($1.0 million), and a decrease in outside advertising expenditures ($0.1 million).

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for the three months ended June 30, 1996, compared to $0.3 million for the three months ended June 30, 1995, a decrease of $0.1 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.3 million for the three months ended June 30, 1996 and 1995.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.7 million and $0.6 million for the three months ended June 30, 1996 and 1995, respectively. Selling, general and administrative expenses were $0.1 million and $0.3 million for the three months ended June 30, 1996 and 1995, respectively. The decrease in expenses is a result of lower legal expenses incurred during the three months ended June 30, 1996 .

Automotive Magazines

Revenues for the Automotive Magazines were $5.0 million for the three months ended June 30, 1996, compared to revenues of $4.7 million for the three months ended June 30, 1995, an increase of $0.3 million. Newsstand revenues were $1.1 million for the three months ended June 30, 1996 and 1995. Advertising revenues were $3.0 million for the three months ended June 30, 1996, compared to $2.7 million for the three months ended June 30, 1995, an increase of $0.3 million, resulting primarily from an increase in advertising page rates, partially offset by a decrease in advertising pages sold. Subscription revenues remained constant between each period at $0.9 million.

Publishing-production, distribution and editorial expenses were $2.6 million for the three months ended June 30, 1996 and 1995. Paper costs were $1.3 million for the three months ended June 30, 1996, compared to $1.0 million for the three months ended June 30, 1995, an increase of $0.3 million. The increase in paper costs is primarily attributable to the increased price of paper, partially offset by a lower number of copies printed. Print costs were $1.1 million for the three months ended June 30, 1996 and 1995. Distribution costs were $0.5 million for the three months ended June 30, 1996, compared to $0.4 million for the three months ended June 30, 1995, an increase of $0.1 million due to generally higher distribution costs.

Selling, general and administrative expenses were $1.5 million and $1.6 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of $0.1 million. The decrease is primarily attributable to lower subscription fulfillment costs associated with a new fulfillment company and lower direct mail costs incurred during the period.

Depreciation and amortization was $0.1 million for the three months ended June 30, 1996, compared to $0.2 million for the three months ended June 30, 1995, a decrease of $0.1 million, as a result of certain intangible assets becoming fully amortized in 1995.

Entertainment Segment

Revenues from the Entertainment Segment were $4.2 million for the three months ended June 30, 1996, compared to $4.7 million for the three months ended June 30, 1995, a decrease of $0.5 million. The Company's pay-per-call division revenues increased $0.1 million, while the video division revenue decreased of $0.8 million. This net decrease is offset by $0.3 million in revenues from the Company's internet business. The Company's video division revenue decrease is primarily due to fewer videocassettes sold through the Company's national wholesale distributor during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Furthermore, fewer videocassettes related to the 25th anniversary issue of Penthouse magazine were sold during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Internet revenues have been achieved primarily through the implementation, in August 1995, of a pay subscription service on the internet.

Direct costs were $2.2 million for the three months ended June 30, 1996, compared to $2.4 million for the three months ended June 30, 1995, a decrease of $0.2 million. The Company's video division experienced a $0.2 million decrease in direct expenses primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume.

Selling, general and administrative expenses were $1.1 million for the three months ended June 30, 1996 compared to $1.8 million for the three months ended June 30, 1995, a decrease of $0.7 million. The decrease is attributable to lower costs of the Company's video business due primarily to lower sales volume and is partially offset by costs associated with the Company's internet business.

Results of Operations (Six Months Ended June 30, 1996  vs. 1995)

The Company's revenues were $57.9 million for the six months ended June 30, 1996, compared to revenues of $59.9 million for the six months ended June 30, 1995, a decrease of $2.0 million. Newsstand revenues were $27.5 million and $30.1 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of $2.6 million. The decrease is attributable to lower newsstand revenues from Men's magazines. Advertising revenues were $14.2 million and $12.6 million for the six months ended June 30, 1996 and 1995, respectively, an increase $1.6 million. The increase in advertising revenues is attributable to a $0.9 million increase in Mens' Magazines and a $0.7 million increase in Automotive Magazines. Subscription revenues were $6.0 million for the six months ended June 30, 1996 and 1995. Revenues for the Entertainment segment were $7.9 million and $9.2 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of $1.2 million. Revenues from the Company's video and pay-per-call businesses decreased $1.5 million and $0.3 million, respectively . Revenues from the Company's internet business was $0.6 and $0.1 million for the six months ended June 30, 1996 and 1995, respectively.

Income (loss) from operations was $3.0 million for the six months ended June 30, 1996, compared to ($0.6) million for the six months ended June 30, 1995. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as headcount reductions and other spending efficiencies which reduced selling, general and administrative costs in 1996. Additionally, costs of $0.4 million were incurred in the six month period ended June 30, 1995 related to the relocation of the Company's principal corporate office.

Net non-operating expenses were $4.8 million for the six months ended June 30, 1996, compared to $4.9 million for the six months ended June 30, 1995, a decrease of $0.1 million, as a result of the repurchase of $5.0 million of Notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $0.6 million for the six months ended June 30, 1996 and 1995.

Net loss for the six months ended June 30, 1996 was ($1.9) million, compared to ($5.5) million for the six months ended June 30, 1995, as a result of the above discussed factors.

The net revenues and income (loss) from operations of the Company were as follows:

                                                              Income (loss)
                                Net Revenue                  from operations
                                -----------                  ---------------
                                    Six                           Six
                               Months Ended                   Months Ended
                                 June 30,                       June 30,
                                 --------                       --------
                           1995           1996           1995             1996
                           ----           ----           ----             ----

Publishing Segment        $50.7          $50.0          $(2.0)            $1.3
Entertainment Segment       9.2            7.9            1.4              1.7
                          -----          -----          -----             ----
                          $59.9          $57.9          $(0.6)            $3.0
                          =====          =====          =====             ====

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                                 Income (loss)
                                     Net Revenues              from operations
                                     ------------              ---------------
                                         Six                         Six
                                     Months Ended                Months Ended
                                       June 30,                    June 30,
                                       --------                    --------
                                  1995          1996           1995        1996
                                  ----          ----           ----        ----
Penthouse  Magazine and
   the Affiliate Publications    $39.8         $38.4          $(3.3)      $(1.0)
Foreign edition licensing          1.2           1.3            0.8         1.0
Automotive  Magazines              9.7          10.3            0.5         1.3
                                 -----         -----          -----        ----
                                 $50.7         $50.0          $(2.0)       $1.3
                                 =====         =====          =====        ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $38.4 and $39.8 million for the six months ended June 30, 1996 and 1995, respectively. Newsstand revenue for the six months ended June 30, 1996 was $25.0 million, compared to $27.6 million for the six months ended June 30, 1995, a decrease of $2.6 million. The decrease in newsstand revenues is primarily attributable to a decrease of 11% and 17% in the number of newsstand copies sold of Penthouse magazine and the Affiliate publications, respectively, during the six months ended June 30, 1996, as compared to the 1995 period. The decline in copies sold was partially offset by higher cover prices for the Company's magazines during the six months ended June 30, 1996. The Company increased the cover price of Penthouse magazine, beginning with the June 1995 issue. Accordingly, the Company now publishes annually, four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. Advertising revenue was $8.3 million for the six months ended June 30, 1996, compared to $7.3 million for the six months ended June 30, 1995, an increase of $1.0 million, primarily attributable to an increase in advertising pages sold in the Affiliate publications and an increase in the rate per page in Penthouse magazine. Subscription revenue was $4.1 million for the six months ended June 30, 1996 and 1995. Other revenue was $1.0 million for the three months ended June 30, 1996, compared to $0.7 million for the six months ended June 30, 1995, an increase of $0.3 million. The increase is attributable to revenues received from the catalogue sales of merchandise, book sales, and increased royalty income.

Publishing-production, distribution and editorial expenses were $21.5 million for the six months ended June 30, 1996, compared to $23.1 million for the six months ended June 30, 1995, a decrease of $1.6 million. Paper costs were $8.9 million for the six months ended June 30, 1996, compared to $9.6 million for the six months ended June 30, 1995, a decrease of $0.7 million. Paper costs were reduced by reducing the number of copies printed and the number of pages printed of certain publications. However, these decreases were offset by an increase in the price of paper. Print costs were $7.1 million for the six months ended June 30, 1996, compared to $8.3 million for the six months ended June 30, 1995, a decrease of $1.2 million. The decrease is attributable to decreases in the number of copies printed and the number of pages printed of certain publications, partially offset by increases in costs of the production process. Distribution costs were $2.9 million for the six months ended June 30, 1996, compared to $3.0 million for the six months ended June 30, 1995, a decrease of $0.1 million. The decrease is attributable to a decrease in the number of magazines distributed, offset by generally higher distribution costs. Editorial costs were $1.9 million for the six month period ended June 30, 1996, compared to $2.1 million for the period ended June 30, 1995, a decrease of $0.2 million, due to a decrease in the write-off of obsolete inventory of Penthouse magazine and decreased spending levels in Penthouse Comix, offset by increases due to a change in the editorial content of Forum magazine. Other production costs of $0.5 million were incurred during the six months ended June 30, 1996 related to an insert placed in certain publications to promote the Company's pay-per-call services.

Selling, general and administrative expenses were $16.9 million for the six months ended June 30, 1996, compared to $18.9 million for the six months ended June 30, 1995, a decrease of $2.0 million. The decrease is primarily attributable to moving expenses incurred in 1995($0.5 million), lower subscription fulfillment costs in 1996 related to the Company's change to a new subscription fulfillment company ($0.1 million), lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1996 as a result of corporate downsizing ($1.3 million) and a decrease in legal fees ($0.3 million). These decreases were offset by increased occupancy expense of $0.2 million related to the Company's new corporate office.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.4 million for the six months ended June 30, 1996, compared to $0.7 million for the six months ended June 30, 1995, a decrease of $0.3 million, because, effective March 1, 1995, in connection with the relocation of the Company's principal corporate offices, rent expense for the Company's corporate office is included in selling, general and administrative expense, rather than in rent expense from affiliated companies.

Depreciation and amortization was $0.6 million for the six months ended June 30, 1996, compared to $0.3 million for the six months ended June 30, 1995, an increase of $0.3 million, as a result of the amortization of leasehold improvements incurred in connection with the relocation of the Company's corporate offices in 1995.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $1.3 and $1.2 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of $0.1 million. Selling, general and administrative expenses were $0.3 and $0.5 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of $0.2 million, resulting from lower legal costs incurred in 1996 associated with a dispute with the licensee of the United Kingdom edition of Penthouse magazine.

Automotive Magazines

Revenues for the Automotive Magazines were $10.3 million for the six months ended June 30, 1996, compared to revenues of $9.7 million for the six months ended June 30, 1995, an increase of $0.6 million. Newsstand revenues were $2.5 million for the six months ended June 30, 1996 and 1995. Advertising revenues were $5.9 million for the six months ended June 30, 1996, compared to $5.3 million for the six months ended June 30, 1995, an increase of $0.6 million, resulting from an increase in advertising page rates, partially offset by a decrease in advertising pages sold. Subscription revenues remained constant between each period at $1.9 million.

Publishing-production, distribution and editorial expenses were $5.6 million for the six months ended June 30, 1996, compared to $5.4 million for the six months ended June 30, 1995, an increase of $0.2 million. Paper costs were $2.4 million for the six months ended June 30, 1996, compared to $2.1 million for the six months ended June 30, 1995, an increase of $0.3 million. The increase in paper costs is primarily attributable to increased paper prices, partially offset by a lower number of copies printed. Print costs were $2.0 million for the six months ended June 30, 1996, compared to $2.1 million for the six months ended June 30, 1995, a decrease of $0.1 million related to a decrease in the number of copies printed as well as a decrease in the number of pages per issue. Distribution costs were $1.0 million for the six months ended June 30, 1996 and 1995. Editorial costs were $0.2 million for the six months ended June 30, 1996 and 1995.

Selling, general and administrative expenses were $3.1 million for the six months ended June 30, 1996, compared to $3.4 million for the six months ended June 30, 1995, a decrease of $0.3 million. The decrease is primarily attributable to the change to a new fulfillment company and lower subscription direct mail costs.

Depreciation and amortization was $0.3 million for the six months ended June 30, 1996 compared to $0.4 million for the six months ended June 30, 1995, a decrease of $0.1 million, as a result of certain intangible assets becoming fully amortized in 1995.

Entertainment Segment

Revenues from the Entertainment Segment were $7.9 million for the six months ended June 30, 1996, compared to $9.2 million for the six months ended June 30, 1995, a decrease of $1.3 million. The Company's pay-per-call and video divisions accounted for decreases of $0.3 million and $1.5 million, respectively. These decreases are partially offset by $0.6 million in revenues from the Company's internet business. The decrease in pay-per-call revenues is attributed primarily to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The decrease in revenues from the Company's video division is due primarily to fewer videocassettes sold through the Company's national wholesale distributor during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Furthermore, fewer videocassettes related to the 25th anniversary issue of Penthouse magazine were sold during the six months ended June 30, 1996, as compared to the six months June 30, 1995. Internet revenues have been achieved primarily through the implementation, in August 1995, of a pay subscription service on the internet.

Direct costs were $4.0 million for the six months ended June 30, 1996, compared to $5.0 million for the six months ended June 30, 1995, a decrease of $1.0 million. The Company's video division experienced a $0.6 million decrease in direct costs primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume. The Company's pay-per-call business experienced a $0.4 million reduction in costs attributed to lower levels of customer charge backs due to the reduction in the extension of credit to callers that did not meet certain criteria established by the Company, as previously discussed.

Selling, general and administrative expenses were $2.2 million for the six months ended June 30, 1996 compared to $2.7 million for the six months ended June 30, 1995, a decrease of $0.5 million. The decrease in expenses is primarily attributable to lower costs of the Company's video business associated with lower sales volume, offset by expenses related to the internet division.

Liquidity and Capital Resources

At June 30, 1996, the Company had $ 3.0 million in cash and cash equivalents, compared to $4.4 million at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996 resulted from net cash flows used by operating activities of $0.3 million, net cash flows used in investing activities of $0.3, and net cash flows used in financing activities of $0.8 million.

Cash flows from operating activities

Net cash used in operating activities was $0.3 million for the six months ended June 30, 1996, compared to net cash used in operating activities of $11.7 million for the six months ended June 30, 1995. Net cash used in operating activities for the six months ended June 30, 1996 was primarily a result of the net loss during the period. Net cash used in operating activities for the six months ended June 30, 1995 was primarily a result of the net loss during that period, the reduction in the accounts payable balance due to a major supplier and the increase in paper inventory due to paper price increases.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 1996 was $0.3 million, compared to cash used in investing activities of $3.7 million for the six months ended June 30, 1995. The 1995 amount was due primarily to capital expenditures incurred in connection with the relocation of the Company's corporate offices.

Cash flows from financing activities

Cash flows used in financing activities were $0.8 million for the six months ended June 30, 1996, compared to cash flows provided by financing activities of $4.4 million for the six months ended June 30, 1995. Affiliated company investments and advances at June 30, 1996 increased $0.8 million from the December 31, 1995 balance, whereby the Company is owed $1.7 million from GMI as of June 30, 1996. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, due on May 31, 1996, in the amount of $1.4 million, has not been made by August 13, 1996. Demand for such payment has been made in writing. The additional amount due from GMI, in the amount of $0.3 million, is not expected to be received from GMI by its due date of August 31, 1996. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed the entire amount due to the Company. GMI has agreed in writing to repay the entire amount due from the proceeds of certain pending transactions. During the six months ended June 30, 1995, the Company received a $5.0 million recoupable advance from its distributor of videocassettes and films. This advance, included in unearned revenue at June 30, 1996, will be recognized as revenue over the term of the agreement, as videocassettes are sold. The Company will not receive cash from the sale of videocassettes until this amount is recouped by the Company's distributor.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Subsidiary Guarantors under the Indenture, however, are permitted to make intercompany dividends on their common stock.

Future outlook

Due primarily to losses incurred by the Company in 1995 and during the six months ended June 30, 1996, as well as other factors described in "Liquidity and Capital Resources", the Company's cash balance at June 30, 1996 was reduced to $3.0 million, from $4.4 million at December 31, 1995. The Company is obligated to make a $4.2 million interest payment on its Notes on December 31, 1996.

The Company has been recently adversely impacted by significant paper price increases (which have recently begun to moderate) and could be further adversely impacted should the price of paper increase in the future. Additionally, the Company's recent results from operations have been negatively impacted by decreased newsstand circulation from Mens Magazines. Management has recently taken steps to reduce costs, by reducing book size, changing paper grades and reducing employee headcount, and the Company has taken steps to increase revenues through cover price increases and other revenue enhancements. These measures together have enabled the Company to achieve improved income from operations of $3.0 million during the six months ended June 30, 1996, compared to a net loss of $0.6 million during the six months ended June 30, 1995. The Company nevertheless has incurred a net loss of $1.9 million during the six months ended June 30, 1996.

The Company's ability to meet its obligations on December 31, 1996 and beyond, and therefore continue as a going concern in the future, is dependent upon its ability to return to profitable operations. Due to the difficulty in predicting future newsstand sales of the Company's magazines, no assurances can be given that the Company can achieve profitable results of operations for the second half of 1996.

Should the Company incur additional losses in the future, such that the Company's net worth (deficiency) declines below ($75.2) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.


Item 6.   Exhibits and reports on Form 8-K
- -------   --------------------------------

     (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            Part II-Other Information


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         General Media, Inc.
                                          (Registrant)


Dated: August 14, 1996           By:     /s/ Patrick J. Gavin
                                         -----------------------------------
                                         Signature

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


Exhibit
- -------

27             Financial Data Schedule