Form 10-Q
period 1996-09-30
GENERAL MEDIA INC
filed 1996-11-14
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY    REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                         Securities Exchange Act of 1934

                                                          Commission
For the Quarterly Period Ended September 30, 1996         File No. 33-76716
                               ------------------                  --------

                              General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                  13-3750988
--------------------------------    ----------------------
(State or other jurisdiction        (IRS Employer
of incorporation or organization    Identification Number)

277 Park Avenue, New York, NY       10172
--------------------------------    ----------------------
(Address of Principal Executive     Zip Code
Offices)

                                 (212) 702-6000
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No
                                 ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 13, 1996
           -----                             --------------------------------
Common stock, $.01 par value                               475,000

                      GENERAL MEDIA , INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                      PAGE
                                                                           ----
PART I-FINANCIAL INFORMATION

   Item 1.  Financial Statements                                              3

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                        8

PART II- OTHER INFORMATION

   Item 1.  Legal Proceedings                                                19

   Item 2.  Changes in Securities                                           N/A

   Item 3.  Defaults Upon Senior Securities                                 N/A

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                             N/A

   Item 5.  Other Information                                               N/A

   Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                   20

Exhibit Index                                                                21

Item 1. Financial Statements
                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                               Nine months ended    Three months ended
                                                  September 30,        September 30,
                                                  -------------        -------------
                                                1995       1996       1995       1996
                                              --------   --------   --------   --------
Net revenues
  Publishing
     Newsstand                                $ 45,159   $ 40,814   $ 15,010   $ 13,319
     Advertising                                19,389     20,887      6,835      6,693
     Subscription                                9,500      8,786      3,503      2,844
     Other                                       3,289      3,562      1,207      1,203
  Entertainment                                 13,164     11,708      4,075      3,771
                                              --------   --------   --------   --------
                                                90,501     85,757     30,630     27,830
                                              --------   --------   --------   --------
Operating costs and expenses
  Publishing-production, distribution
    and editorial                               44,499     39,569     16,051     12,473
  Entertainment- direct costs                    7,174      5,999      2,143      2,009
  Selling, general and administrative           37,475     33,060     11,941     10,542
  Rent expense from affiliated companies         1,057        558        361        136
  Depreciation and amortization                  1,194      1,404        411        467
                                              --------   --------   --------   --------
       Total operating costs and expenses       91,399     80,590     30,907     25,627
                                              --------   --------   --------   --------
       Income (loss) from operations              (898)     5,167       (277)     2,203
                                              --------   --------   --------   --------
Other income (expense)
  Interest expense                              (7,825)    (7,431)    (2,509)    (2,478)
  Interest income                                  459        188         67         53
                                              --------   --------   --------   --------
       Loss before extraordinary item           (8,264)    (2,076)    (2,719)      (222)
Extraordinary item
  Gain on early retirement of debt                 656                   656
                                              --------   --------   --------   --------
       NET LOSS                               ($ 7,608)  ($ 2,076)  ($ 2,063)  ($   222)
                                              ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                     December 31,  September 30,
                                                        1995           1996
                                                     ------------  -------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $  4,380       $  7,211
  Accounts receivable, net of allowance
     for doubtful accounts                               13,089         11,689
  Inventories                                             7,847          4,573
  Prepaid expenses and other current assets               3,443          3,147
  Due from affiliated companies                             973          1,612
  Loans to affiliate                                                       995
                                                       --------       --------
     Total current assets                                29,732         29,227
PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                        5,592          4,961
OTHER ASSETS
  Intangible assets, net                                  4,427          3,964
  Deferred subscription aquisition costs                  2,341          1,403
  Deferred debt issuance costs, net                       4,967          4,225
  Loan to affiliated company                              1,086          1,086
  Other                                                   1,362          1,361
                                                       --------       --------
                                                         14,183         12,039
                                                       --------       --------
                                                       $ 49,507       $ 46,227
                                                       ========       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                     $ 12,869       $ 12,698
  Deferred subscription revenue                          14,179         10,937
  Other liabilities and accrued expenses                  6,226          9,225
                                                       --------       --------
     Total current liabilities                           33,274         32,860
SENIOR SECURED NOTES                                     79,112         79,245
UNEARNED REVENUE                                          7,390          6,467
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS                                       1,791          1,791
STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value; 1,000,000
     shares; issued and outstanding, 475,000 shares           5              5
  Capital in excess of par value                          1,418          1,418
  Accumulated distributions, net of retained earnings   (73,483)       (75,559)
                                                       --------       --------
                                                        (72,060)       (74,136)
                                                       --------       --------
                                                       $ 49,507       $ 46,227
                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                              Nine months ended
                                                                September 30,
                                                                -------------
                                                               1995       1996
                                                             --------   -------
Cash flows from operating activities
Net loss                                                     ($ 7,608)  ($2,076)
Adjustments to reconcile net loss to cash
  provided by (used in ) operating activities
  Extraordinary gain on early retirement of debt                 (656)
  Depreciation and amortization                                 1,194     1,404
  Amortization of debt issuance costs and discounts               914       875
  Net change in operating assets and liabilities               (5,192)    4,572
                                                             --------   -------
     Net cash provided by (used in) operations                (11,348)    4,775
                                                             --------   -------
Cash flows from investing activities
  Capital expenditures                                         (4,332)     (310)
                                                             --------   -------
     Net cash  used in investing activities                    (4,332)     (310)
                                                             --------   -------
Cash flows from financing activities
  Advances to affiliated companies                             (1,372)     (639)
  Repayment of advances to affiliated companies                 2,469
  Loan to affiliate                                                        (995)
  Payments from affiliated company                                268
  Repurchase of senior secured notes                           (4,050)
  Unearned revenues received                                    5,000
                                                             --------   -------
     Net cash provided by (used in) financing activities        2,315    (1,634)
                                                             --------   -------
     Net increase (decrease) in cash and cash equivalents     (13,365)    2,831
Cash and cash equivalents at beginning of period               19,202     4,380
                                                             --------   -------
Cash and cash equivalents at end of period                   $  5,837   $ 7,211
                                                             ========   =======

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

2.   Inventories

Inventories consist of the following:
                                                December 31,     September 30,
                                                   1995              1996
                                                ------------     -------------
Paper and printing                                $ 4,792           $ 2,470
Editorials and pictorial                            1,785             1,826
Film and programming costs                          2,483             1,316
                                                  -------           -------
                                                    9,060             5,612
Less- LIFO allowance-paper and printing             1,213             1,039
                                                  -------           -------

                                                  $ 7,847           $ 4,573
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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of September 30, 1996, the Company was in compliance with all such covenants.

Should the Company incur losses in the future, such that the Company's tangible net worth (deficiency) declines below $81.2 million (currently $78.1 million) for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof .

5.   Statement of Cash Flows

Cash payments made for interest during the nine months ended September 30, 1996 and 1995 were $4,430,000 and $4,787,000, respectively.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, CD-ROM interactive products and internet services.

Results of Operations (Three Months Ended September 30, 1996  vs. 1995)

The Company's revenues were $27.8 million for the three months ended September 30, 1996, compared to revenues of $30.6 million for the three months ended September 30, 1995, a decrease of $2.8 million. Newsstand revenues were $13.3 million and $15.0 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $1.7 million. Newsstand revenues for Mens Magazines were $12.2 and $13.9 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $1.7 million. Newsstand revenues from the Automotive magazines were $1.1 million for the three months ended September 30, 1996 and 1995. Advertising revenues were $6.7 million and $6.8 million for the three months ended September 30, 1996 and 1995, respectively, a decrease $0.1 million. The decrease in advertising revenues is attributable to a $0.5 million decrease in Mens' Magazines, offset by a $0.4 million increase in Automotive Magazines. Subscription revenues were $2.8 million and $3.5 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $0.7 million. The decrease in subscription revenues is attributable to a $0.6 million decrease in revenues from Mens Magazines and a $0.1 million decrease in revenues from Automotive magazines. Revenues for the Entertainment segment were $3.8 million and $4.1 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $0.6 million. Revenues from the Company's video business decreased $0.4 million, while the company's pay-per-call business revenue decreased $0.1 million for the period. Revenues from the Company's internet business was $0.2 million and $0.3 million for the three months ended September 30, 1996 and 1995, respectively.

Income (loss) from operations was $2.2 million for the three months ended September 30, 1996, compared to ($0.3) million for the three months ended September 30, 1995. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting primarily from a reduction in the number of magazine copies printed, as well as headcount reductions and other spending efficiencies which reduced selling, general and administrative costs in 1996.

Net non-operating expenses were $2.4 million for the three months ended September 30, 1996 and 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended September 30, 1996 and 1995.

Net loss for the three months ended September 30, 1996 was ($0.2) million, compared to ($2.1) million for the three months ended September 30, 1995, as a result of the above discussed factors.

The net revenues and income (loss) from operations of the Company were as follows:

                                                           Income (loss)
                                     Net Revenue          from operations
                                     ------------         ---------------
                                        Three                 Three
                                     Months Ended          Months Ended
                                     September 30,         September 30,
                                     -------------         -------------
                                   1995       1996        1995       1996
                                  -------    -------     ------     ------
Publishing Segment                $  26.2    $  24.0     $ (1.3)    $  1.2
Entertainment Segment                 4.4        3.8        1.0        1.0
                                  -------    -------     ------     ------
                                  $  30.6    $  27.8     $ (0.3)    $  2.2
                                  =======    =======     ======     ======

Publishing Segment
The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                           Income (loss)
                                     Net Revenue          from operations
                                     ------------         ---------------
                                        Three                 Three
                                     Months Ended          Months Ended
                                     September 30,         September 30,
                                     -------------         -------------
                                   1995       1996        1995       1996
                                  -------    -------     ------     ------
Penthouse  Magazine and
   the Affiliate Publications     $  21.0    $  18.4     $ (1.7)    $ (0.0)
Foreign edition licensing             0.6        0.8        0.5        0.6
Automotive  Magazines                 4.6        4.8       (0.1)       0.6
                                  -------    -------     ------     ------
                                  $  26.2    $  24.0     $ (1.3)    $  1.2
                                  =======    =======     ======     ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $18.4 million and $21.0 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $2.6 million. Newsstand revenue for the three months ended September 30, 1996 was $12.2 million, compared to $13.9 million for the three months ended September 30, 1995, a decrease of $1.7 million. The decrease in newsstand revenue is primarily attributable to a decrease of 9% in the number of newsstand copies sold of Penthouse magazine, as well as a decline in the number of newsstand copies of the Affiliate publications during the three months ended September 30, 1996, as compared to the 1995 period. The decline in copies sold was partially offset by higher cover prices for the Affiliated publications during the three months ended September 30, 1996, as compared to the 1995 period. Advertising revenue was $3.9 million for the three months ended September 30, 1996, compared to $4.5 million for the three months ended September 30, 1995, an decrease of $0.6 million, primarily attributable to a decrease in ad pages sold in Penthouse magazine and the Affiliate publications during the three months ended September 30, 1996, as compared to three months ended September 30 1995. This decrease is partially offset by an increase in the rate per page in Penthouse and the Affiliate publications. Subscription revenue was $1.9 million and $2.5 million for the three months ended

September 30, 1996 and 1995, respectively, a decrease of $0.6 million. This decrease is due primarily to a decrease in copies sold associated with lower subscription acquisition spending in 1996. Other revenue was $0.4 million for the three months ended September 30, 1996, compared to $0.2 million for the three months ended September 30, 1995, an increase of $0.2 million. The increase in other revenues is primarily attributable to an increase in revenues received from the sale of past issues of the Company's publications sold as value-packs, due primarily to the timing of on sale dates.

Publishing-production, distribution and editorial expenses were $10.0 million for the three months ended September 30, 1996, compared to $13.3 million for the three months ended September 30, 1995, a decrease of $3.3 million. Paper costs were $4.3 million for the three months ended September 30, 1996, compared to $5.4 million for the three months ended September 30, 1995, a decrease of $1.1 million. Paper costs were reduced by reducing the number of copies printed and by reducing the number of pages printed of certain publications . Additionally, the cost of paper was lower during the three months ended September 30, 1996, as compared to the 1995 period. Print costs were $3.6 million for the three months ended September 30, 1996, compared to $4.6 million for the three months ended September 30, 1995, a decrease of $1.0 million. The decrease is attributable to the decreased number of copies printed and to the reduced number of pages printed of certain publications. Additionally, the Company has reduced its printing costs through production efficiencies implemented in the later part of 1995. Distribution costs were $1.5 million for the three months ended September 30, 1996, compared to $1.8 million for the three months ended September 30, 1995, a decrease of $0.3 million. The decrease is attributable to fewer copies being distributed, offset by generally higher distribution costs. Editorial costs were $0.8 million for the three months ended September 30, 1996, compared to $1.3 million for the three months ended September 30, 1995, a decrease of $0.5 million, due to decreased pictorial cost for Penthouse magazine, a decrease in the amount of ongoing write-off of obsolete pictorial inventory and decreased editorial costs of Penthouse Comix. During the three months ended September 30, 1996 the adjustment to the LIFO reserve resulted in decreased expense of $0.4 million, as compared to the 1995 period.

Selling, general and administrative expenses were $8.1 million for the three months ended September 30, 1996, compared to $8.9 million for the three months ended September 30, 1995, a decrease of $0.8 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and other employment related expenses in 1996 as a result of corporate downsizing ($0.6 million) and lower rebates earned by newsstand retailers due to lower newsstand sales($0.2 million).

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended September 30, 1996, compared to $0.3 million for the three months ended September 30, 1995, a decrease of $0.1 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.3 million and $0.2 million for the three months ended September 30, 1996 and 1995, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.8 million and $0.7 million for the three months ended September 30, 1996 and 1995, respectively. Selling, general and administrative expenses were $0.2 million for the three months ended September 30, 1996 and 1995, respectively. Revenues can vary from period to period based upon the timing of the completion of licencing agreements, as well as the terms of the agreement.

Automotive Magazines

Revenues for the Automotive Magazines were $4.8 million for the three months ended September 30, 1996, compared to revenues of $4.6 million for the three months ended September 30, 1995, an increase of $0.2 million. Newsstand revenues were $1.1 million and $1.2 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $0.1 million, due primarily to an automotive special being published in 1995. Advertising revenues were $2.8 million for the three months ended September 30, 1996, compared to $2.4 million for the three months ended September 30, 1995, an increase of $0.4 million, resulting primarily from an increase in advertising page rates, partially offset by a decrease in advertising pages sold and an automotive special being published in 1995. Subscription revenues were $0.9 million and $1.0 million for the period ended September 30, 1996 and 1995, respectively, a decrease of $0.1 million due to a decline in the number of subscription copies sold, resulting from reduced subscription acquisition spending in 1996.

Publishing-production, distribution and editorial expenses were $2.5 million and $2.8 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $0.3 million. Paper costs were $1.1 million for the three months ended September 30, 1996, compared to $1.2 million for the three months ended September 30, 1995, a decrease of $0.1 million. The decrease in paper costs is primarily attributable to a decreased number of magazine copies printed and an automotive special being printed in 1995. Print costs were $0.9 million and $1.0 million for the three months ended September 30, 1996 and 1995, a decrease of $0.2 million. The decrease is primarily attributable to fewer magazine copies printed and an automotive special being printed in 1995. Distribution costs were $0.5 million for the three months ended September 30, 1996 and September 30, 1995. Editorial costs were $0.1 million for the three months ended September 30, 1996 and 1995.

Selling, general and administrative expenses were $1.5 million and $1.7 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of $0.2 million. The decrease is primarily attributable to lower subscription acquisition spending in 1996.

Depreciation and amortization was $0.1 million for the three months ended September 30, 1996, compared to $0.2 million for the three months ended September 30, 1995, a decrease of $0.1 million, as a result of certain intangible assets becoming fully amortized in 1995.

Entertainment Segment

Revenues from the Entertainment Segment were $3.8 million for the three months ended September 30, 1996, compared to $4.4 million for the three months ended September 30, 1995, a decrease of $0.6 million. The Company's video division revenue decreased $0.4 million and the pay-per-call division and Internet business revenues each decreased $0.1 million. The Company's video division revenue decrease is primarily due to fewer videocassettes sold through the Company's national wholesale distributor during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. Pay-per-call revenue decreased due to lower call volume associated with the discontinuance of certain 900 numbers.

Direct costs were $2.0 million for the three months ended September 30, 1996, compared to $2.2 million for the three months ended September 30, 1995, a decrease of $0.2 million. The Company's video division experienced a $0.3 million decrease in direct expenses primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume. This decrease is offset by a $0.1 million increase in direct expenses of the pay-per-call division associated with increased carrier costs.

Selling, general and administrative expenses were $0.8 million for the three months ended September 30, 1996 compared to $1.1 million for the three months ended September 30, 1995, a decrease of $0.3 million. The decrease is primarily attributable to lower consulting fees, as well as lower costs of the Company's video business due to lower sales volume.

Results of Operations (Nine Months Ended September 30, 1996  vs. 1995)

The Company's revenues were $85.7 million for the nine months ended September 30, 1996, compared to revenues of $90.5 million for the nine months ended September 30, 1995, a decrease of $4.8 million. Newsstand revenues were $40.8 million and $45.2 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $4.4 million. The decrease is primarily attributable to lower newsstand revenues from Men's magazines. Advertising revenues were $20.9 million and $19.4 million for the nine months ended September 30, 1996 and 1995, respectively, an increase $1.5 million. The increase in advertising revenues is attributable to a $0.4 million increase in Mens' Magazines and a $1.1 million increase in Automotive Magazines. Subscription revenues were $8.8 million and $9.5 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $0.7 million. The decrease in subscription revenues is attributable to a $0.6 million decrease in revenues from Mens Magazines and a $0.1 million decrease in revenues from Automotive magazines. Revenues for the Entertainment segment were $11.7 million and $13.5 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $1.8 million. Revenues from the Company's video and pay-per-call businesses decreased $1.9 million and $0.4 million, respectively . Revenue from the Company's internet business was $0.9 and $0.4 million for the nine months ended September 30, 1996 and 1995, respectively.

Income (loss) from operations was $5.2 million for the nine months ended September 30, 1996, compared to ($0.9) million for the nine months ended September 30, 1995. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as headcount reductions and other spending efficiencies which reduced selling, general and administrative costs in 1996. Additionally, costs of $0.5 million were incurred in the nine month period ended September 30, 1995 related to the relocation of the Company's principal corporate office.

Net non-operating expenses were $7.2 million for the nine months ended September 30, 1996, compared to $7.4 million for the nine months ended September 30, 1995, a decrease of $0.2 million, as a result of the repurchase of $5.0 million of Notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $0.9 million for the nine months ended September 30, 1996 and 1995.

Net loss for the nine months ended September 30, 1996 was ($2.1) million, compared to ($7.6) million for the nine months ended September 30, 1995, as a result of the above discussed factors.

The net revenues and income (loss) from operations of the Company were as follows:

                                                           Income (loss)
                                     Net Revenue          from operations
                                     ------------         ---------------
                                         Nine                  Nine
                                     Months Ended          Months Ended
                                     September 30,         September 30,
                                     -------------         -------------
                                   1995       1996        1995       1996
                                  -------    -------     ------     ------
Publishing Segment                $  77.0    $  74.0     $ (3.3)    $  2.5
Entertainment Segment                13.5       11.7        2.4        2.7
                                  -------    -------     ------     ------
                                  $  90.5    $  85.7     $ (0.9)    $  5.2
                                  =======    =======     ======     ======

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                           Income (loss)
                                     Net Revenue          from operations
                                     ------------         ---------------
                                         Nine                  Nine
                                     Months Ended          Months Ended
                                     September 30,         September 30,
                                     -------------         -------------
                                   1995       1996        1995       1996
                                  -------    -------     ------     ------
Penthouse  Magazine and
   the Affiliate Publications     $  60.9    $  56.8     $ (4.9)    $ (1.1)
Foreign edition licensing             1.9        2.0        1.2        1.6
Automotive  Magazines                14.2       15.1        0.4        2.0
                                  -------    -------     ------     ------
                                  $  77.0    $  73.9     $ (3.3)    $  2.5
                                  =======    =======     ======     ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $56.8 and $60.9 million for the nine months ended September 30, 1996 and 1995, respectively. Newsstand revenue for the nine months ended September 30, 1996 was $37.2 million, compared to $41.5 million for the nine months ended September 30, 1995, a decrease of $4.3 million. The decrease in newsstand revenues is primarily attributable to a decrease of 11% and 18% in the number of newsstand copies sold of Penthouse magazine and the Affiliate publications, respectively, during the nine months ended September 30, 1996, as compared to the 1995 period. The decline in copies sold was partially offset by higher cover prices for the Company's magazines during the nine months ended September 30, 1996. The Company increased the cover price of Penthouse magazine, beginning with the June 1995 issue. Accordingly, the Company now publishes annually, four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. Advertising revenue was $12.1 million for the nine months ended September 30, 1996, compared to $11.7 million for the nine months ended September 30, 1995, an increase of $0.4 million, primarily attributable to an increase in advertising rates per page in the Penthouse magazine and the Affiliate publications, partially offset by lower number of advertising pages sold in both Penthouse magazine and the Affiliate publications. Subscription revenue was $6.0 million and $6.6 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $0.6 million due primarily to a decline in the number of subscription copies sold, due to lower subscription acquisition spending. Other revenue was $1.5 million for the nine months ended September 30, 1996, compared to $1.0 million for the nine months ended September 30, 1995, an increase of $0.5 million. The increase is attributable to revenues received from the catalogue sales of merchandise, book sales, and increased royalty income.

Publishing-production, distribution and editorial expenses were $31.5 million for the nine months ended September 30, 1996, compared to $36.3 million for the nine months ended September 30, 1995, a decrease of $4.8 million. Paper costs were $13.2 million for the nine months ended September 30, 1996, compared to $15.0 million for the nine months ended September 30, 1995, a decrease of $1.8 million. Paper costs were reduced by reducing the number of copies printed and the number of pages printed of certain publications. However, these decreases were partially offset by an increase in the price of paper during the first half of 1996. Print costs were $10.7 million for the nine months ended September 30, 1996, compared to $12.9 million for the nine months ended September 30, 1995, a decrease of $2.2 million. The decrease is attributable to decreases in the number of copies printed and the number of pages printed of certain publications, partially offset by higher printing costs. Distribution costs were $4.5 million for the nine months ended September

30, 1996, compared to $4.8 million for the nine months ended September 30, 1995, a decrease of $0.3 million. The decrease is attributable to a decrease in the number of magazines distributed, offset by generally higher distribution costs. Editorial costs were $2.7 million for the nine month period ended September 30, 1996, compared to $3.4 million for the period ended September 30, 1995, a decrease of $0.7 million, due to less spending related to the 1996 anniversary issue on Penthouse magazine as compared to the 1995 issue, a decrease in the ongoing write-off of obsolete pictorial inventory and decreased editorial cost of Penthouse Comix. Other production costs of $0.5 million were incurred during the nine months ended September 30, 1996 related to an insert placed in certain publications to promote the Company's pay-per-call services. During the nine months ended September 30, 1996, the adjustment to the LIFO reserve resulted in decreased expense of $0.4 million, as compared to the 1995 period.

Selling, general and administrative expenses were $25.0 million for the nine months ended September 30, 1996, compared to $27.8 million for the nine months ended September 30, 1995, a decrease of $2.8 million. The decrease is primarily attributable to moving expenses incurred in 1995($0.5 million), lower subscription fulfillment costs in 1996 related to the Company's change to a new subscription fulfillment company ($0.1 million), lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1996 as a result of corporate downsizing ($2.0 million) and a decrease in legal fees ($0.4 million). These decreases were offset by increased occupancy expense of $0.2 million related to the Company's new corporate office.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.6 million for the nine months ended September 30, 1996, compared to $1.1 million for the nine months ended September 30, 1995, a decrease of $0.5 million. The decrease is partially because, effective March 1, 1995, in connection with the relocation of the Company's principal corporate offices, rent expense for the Company's corporate office is included in selling, general and administrative expense, rather than in rent expense from affiliated companies, This change contributed $0.3 million to this decrease.

Depreciation and amortization was $1.4 million for the nine months ended September 30, 1996, compared to $1.2 million for the nine months ended September 30, 1995, an increase of $0.2 million, as a result of the amortization of leasehold improvements incurred in connection with the relocation of the Company's corporate offices in 1995.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $2.0 and $1.9 million for the nine months ended September 30, 1996 and 1995, respectively, an increase of $0.1 million. Selling, general and administrative expenses were $0.5 and $0.6 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $0.1 million, resulting from lower legal costs incurred in 1996 associated with a dispute with the licensee of the United Kingdom edition of Penthouse magazine.

Automotive Magazines

Revenues for the Automotive Magazines were $15.1 million for the nine months ended September 30, 1996, compared to revenues of $14.2 million for the nine months ended September 30, 1995, an increase of $0.9 million. Newsstand revenues were $3.6 million and 3.7 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $0.1 million, due primarily to one less automotive special being published in 1996. Advertising revenues were $8.7 million for the nine months ended September 30, 1996, compared to $7.6 million for the nine months ended September 30, 1995, an increase of $1.1 million, resulting from an increase in advertising page rates, partially offset by a decrease in advertising pages sold. Subscription revenues were $2.8 million and $2.9 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of $0.1 million, due primarily to a decline in the number of subscription copies sold.

Publishing-production, distribution and editorial expenses were $8.1 million for the nine months ended September 30, 1996, compared to $8.2 million for the nine months ended September 30, 1995, a decrease of $0.1 million. Paper costs were $3.5 million for the nine months ended September 30, 1996, compared to $3.2 million for the nine months ended September 30, 1995, an increase of $0.3 million. The increase in paper costs is primarily attributable to increased paper prices in the first half of 1996, partially offset by a lower number of copies printed and one less automotive special being published in 1996. Print costs were $2.9 million for the nine months ended September 30, 1996, compared to $3.2 million for the nine months ended September 30, 1995, a decrease of $0.3 million related to a decrease in the number of copies printed, a decrease in the number of pages per issue, as well as one less automotive special being published in 1996. Distribution costs were $1.5 million for the nine months ended September 30, 1996 and 1995. Editorial costs were $0.2 million for the nine months ended September 30, 1996 and 1995.

Selling, general and administrative expenses were $4.6 million for the nine months ended September 30, 1996, compared to $5.1 million for the nine months ended September 30, 1995, a decrease of $0.5 million. The decrease is attributable to lower subscription fulfillment costs resulting from the change to a new fulfillment company and lower subscription acquisition spending in 1996.

Depreciation and amortization was $0.4 million for the nine months ended September 30, 1996 compared to $0.6 million for the nine months ended September 30, 1995, a decrease of $0.2 million, as a result of certain intangible assets becoming fully amortized in 1995.

Entertainment Segment

Revenues from the Entertainment Segment were $11.7 million for the nine months ended September 30, 1996, compared to $13.5 million for the nine months ended September 30, 1995, a decrease of $1.8 million. The Company's pay-per-call and video divisions accounted for decreases of $0.4 million and $1.9 million, respectively. These decreases are partially offset by $0.5 million in revenues from the Company's internet business. The decrease in pay-per-call revenues is attributed primarily to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The decrease in revenues from the Company's video division is due primarily to fewer videocassettes sold through the Company's national wholesale distributor during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Furthermore, more videocassettes related to the 25th anniversary issue of Penthouse magazine were sold during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1996. Internet revenues have been achieved primarily through the implementation, in August 1995, of a pay subscription service on the internet.

Direct costs were $6.0 million for the nine months ended September 30, 1996, compared to $7.2 million for the nine months ended September 30, 1995, a decrease of $1.2 million. The Company's video division experienced a $0.9 million decrease in direct costs primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume. The Company's pay-per-call business experienced a $0.3 million reduction in costs attributed to lower levels of customer charge backs due to the reduction in the extension of credit to callers that did not meet certain criteria established by the Company, as previously discussed.

Selling, general and administrative expenses were $3.0 million for the nine months ended September 30, 1996 compared to $3.9 million for the nine months ended September 30, 1995, a decrease of $0.9 million. The decrease in expenses is primarily attributable to lower costs of the Company's video business associated with lower sales volume, partially offset by expenses related to the internet division.

Liquidity and Capital Resources

At September 30, 1996, the Company had $ 7.2 million in cash and cash equivalents, compared to $4.4 million at December 31, 1995. The increase in cash and cash equivalents during the nine months ended September 30, 1996 resulted from net cash flows provided by operating activities of $4.8 million, partially offset by net cash flows used in investing activities of $0.3, and net cash flows used in financing activities of $1.6 million.

Cash flows from operating activities

Net cash provided by operating activities was $4.8 million for the nine months ended September 30, 1996, compared to net cash used in operating activities of $11.3 million for the nine months ended September 30, 1995. Net cash provided by operating activities for the nine months ended September 30, 1996 was primarily a result of lower paper inventory levels as the price of paper has begun to decline in 1996, the decline of subscription acquisition costs due to lower spending levels in 1996 and the net loss during the period. Net cash used in operating activities for the nine months ended September 30, 1995 was primarily a result of the net loss during that period, the reduction in the accounts payable balance due to a major supplier and the increase in paper inventory due to paper price increases.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 1996 was $0.3 million, compared to cash used in investing activities of $4.3 million for the nine months ended September 30, 1995. The 1995 amount was due primarily to capital expenditures incurred in connection with the relocation of the Company's corporate offices. The Company does not currently expect to make any major capital expenditures over the next twelve months.

Cash flows from financing activities

Cash flows used in financing activities were $1.6 million for the nine months ended September 30, 1996, compared to cash flows provided by financing activities of $2.3 million for the nine months ended September 30, 1995. Affiliated company investments and advances at September 30, 1996 increased $0.6 million from the December 31, 1995 balance, whereby the Company is owed $1.6 million from GMI as of September 30, 1996. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. No reimbursements have been made by GMI in 1996. Demand for such payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed the entire amount due to the Company. GMI has agreed in writing to repay the entire amount due from the proceeds of certain transactions which are expected to be completed by December 31, 1996.

During the nine months ended September 30, 1995, the Company repurchased $5.0 million face amount of its outstanding senior secured notes, for $4.1 million. Also during the none months ended September 30, 1995, the Company received a $5.0 million recoupable advance from its distributor of videocassettes and films. This advance, included in unearned revenue, will be recognized as revenue over the term of the agreement, as videocassettes are sold. The Company will not receive cash from the sale of videocassettes until this amount is recouped by the Company's distributor.

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

Future outlook

The Company's cash balance at September 30, 1996 is $7.2 million. The Company has a $4.2 million semiannual interest payment due on December 31, 1996.

In October, 1996, the Company entered into a settlement agreement in the United Kingdom, whereby the Company received $1.5 million cash ($1.1 million net of expenses) and a note receivable of $0.5 million, payable $25,000 per quarter, plus interest. Management believes that the past due amounts due from GMI ($1.6 million) and the loan receivable from GMI's principal shareholder ($1.0 million), as of September 30, 1996, will be paid on or before December 31, 1996. Accordingly, management believes that it will have sufficient cash resources through these sources and through positive cash flows from operations to meet its obligations over the next twelve months.

                            Part II-Other Information

Item 1.  Legal Proceedings

In May 1996, an action was brought by two celebrities against the Company alleging the possession and intent to publish certain photographs in Penthouse magazine. The amended complaint demands damages in an unspecified amount, an injunction against the publication of the photographs and punitive damages. In September 1996, the same celebrities brought another action against the Company, claiming that an article published about them violated their privacy, and demanded an injunction and unspecified damages. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Mens Adventure Comix. The complaint alleges RICO violations, breach of contract, trademark and copyright infringement and other charges and demands damages in excess of $20 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and reports on Form 8-K

  (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

  (b)   Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    General Media, Inc.
                                    (Registrant)


Dated: November 13, 1996            By: /s/ Patrick J. Gavin
                                        ----------------------------
                                        Signature

                                    Patrick J. Gavin
                                    Executive Vice President-Operations,
                                    Chief Financial Officer and Treasurer

                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
-------
27         Financial Data Schedule