Form 10-K
period 1996-12-31
GENERAL MEDIA INC
filed 1997-03-31
CIK 920771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996     Commission File Number: 33-76716

                               GENERAL MEDIA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3750988
      ----------------------                  ------------------------------
     (State of incorporation)               (IRS Employer Identification No.)

                     277 Park Avenue, New York, NY  10172
                    --------------------------------------
                   (Address of principal executive offices)

                                (212) 702-6000
                         -----------------------------
                        (Registrant's telephone number)

                                   ----------

  Securities registered pursuant to Sections 12(b) or 12(g) of the Act:  NONE

                                   ----------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's common stock, par value $.01 per share, held by non-affiliates of the Registrant (based upon the selling price of such stock as of March 17, 1997) was $0.

As of March 17, 1997, there were 475,000 shares outstanding of the Registrant's common stock, par value $.01 per share.

                                   ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Location in Form 10-K in Which
           Document                             Document is Incorporated
           --------                          ------------------------------


Registration Statement No. 33-76716 on     Part IV, Items 14(a)(3) and 14(c),
Form S-4, filed with the Securities and     to the extent indicated therein.
Exchange Commission on March 22, 1994.
--------------------------------------------------------------------------------

                               GENERAL MEDIA, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                    PART I
                                    ------
      Item 1.   BUSINESS...................................................  3
      Item 2.   PROPERTIES................................................. 11
      Item 3.   LEGAL PROCEEDINGS.......................................... 12
      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 13

                                    PART II
                                    -------
      Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS........................... 13
      Item 6.   SELECTED FINANCIAL DATA.................................... 15
      Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 16
      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 27
      Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................... 27

                                   PART III
                                   --------
      Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........ 28
      Item 11.   EXECUTIVE COMPENSATION.................................... 30
      Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT....................................... 32
      Item 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY
                          TRANSACTIONS..................................... 32

                                    PART IV
                                    -------
      Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K.................................... 34

                                     PART I
                                     ------

Item 1. BUSINESS.

In General

      General Media, Inc. ("General Media"), together with its subsidiaries (General Media and its subsidiaries are collectively referred to as the "Company"), is a publishing and entertainment company engaged in the production and sale of men's magazines, automotive publications and various entertainment products.

      General Media is a wholly owned subsidiary of General Media International, Inc. ("GMI"). GMI, together with its subsidiaries other than the Company (such subsidiaries are collectively referred to as the "Other GMI Subsidiaries"), engages in operations that are organized into the Health and Science Group (which published Omni and Longevity magazines until February 1996, when the magazines ceased publication), the Real Estate Group (which owns various properties and real estate holdings), and the Fine Arts Group (which buys, sells and holds for sale a substantial inventory of works of art). GMI formed General Media, a Delaware corporation, in November 1993 to implement a new operating and financing plan, which included (i) the transfer to General Media of the stock of certain subsidiaries that formed a portion of the publishing and the entertainment segments of GMI and (ii) the private offering of senior debt securities and common stock purchase warrants (the "Private Offering"). See "Market for the Registrant's Common Stock and Related Stockholder Matters." Such plan enabled GMI to, among other things, direct resources to certain subsidiaries within its publishing and entertainment segments and improve operational and financial flexibility by replacing short-term debt with fixed-rate, long-term debt.

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, video cassettes, internet pay services and CD-ROM interactive products.

      The net revenues, income (loss) from continuing operations and identifiable assets attributable to each of the Company's industry segments are presented in Note 10 to Consolidated Financial Statements included in Part IV,
Item 14.

Products and Services - Publishing Segment

     Penthouse Magazine and the Affiliate Publications

      Penthouse magazine was founded by Robert Guccione, who first published the magazine in London in 1965 and in the United States in 1969. Penthouse magazine offers its readers a combination of photography, investigative journalism, fiction, illustration, humor, politics, art and business. This creative mix of informative and entertaining articles combined with high quality photography has enabled Penthouse magazine to maintain a loyal consumer base.

      Penthouse magazine prides itself on the quality of the editorial package it presents to its readers every month. Its investigative reporting over the years has been credited with significant "news breaks" that have resulted in press conferences and national headlines. The monthly Penthouse magazine interview of public personalities is also a hallmark of the magazine. Over the years, Penthouse magazine has interviewed major international figures, domestic politicians, sports heroes and entertainment personalities.

      In addition, leading figures of American political and social life have written provocative articles for Penthouse magazine. Some of the country's bestselling writers contribute their fiction and non-fiction stories to Penthouse magazine. The magazine also includes monthly fashion features, as well as reviews of films, books, computer products, wine and spirits and regular coverage of health and fitness issues for men.

      To capitalize on the success of Penthouse magazine, the Company established six Affiliate Publications. Each of the Affiliate Publications is further described below.

      Forum: A monthly publication in digest form that includes adult information, advice and entertainment provided by authors, journalists and medical and legal experts. The magazine is published domestically and licensed in Europe and Australia. In addition, the Company publishes several special issues of Forum each year. Forum is sold at newsstands and through subscriptions.

      Variations: A monthly publication in digest form that features articles detailing the latest trends in adult entertainment. In addition, the Company publishes several special issues of Variations each year. Variations is sold at newsstands and through subscriptions.

      Hot Talk: A monthly full-sized publication that features adult entertainment articles and letters describing erotic telephone conversations. Hot Talk is sold only through newsstands.

      The Girls of Penthouse: A monthly full-sized publication featuring photographs of the most popular models who have appeared in Penthouse magazine. The Girls of Penthouse is sold only through newsstands.

      Penthouse Letters: A monthly full-sized publication featuring letters written by readers describing their erotic experiences and fantasies. Penthouse Letters is sold at newsstands and through subscriptions.

      Penthouse Comix: A bi-monthly, adult-theme comic book featuring the creative work of well-known comic artists. The first issue was published in April 1994. Penthouse Comix is available at newsstands and through subscriptions. In April 1995, a second adult-theme comic book, Mens' Adventure Comix, began publication, bi-monthly, in alternating months with Penthouse Comix. Mens' Adventure Comix discontinued bi-monthly publication in March 1996 and Penthouse Comix was then published 10 times annually and Men's Adventure Comix was published only twice.

      Circulation.

      In 1996, Penthouse magazine had a domestic average monthly circulation of approximately 1.0 million copies, and the Affiliate Publications had a combined domestic average monthly circulation of approximately 0.7 million copies.

The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1992 through 1996.

                Penthouse Magazine and the Affiliate Publications
                      Domestic Average Monthly Circulation
                      ------------------------------------
                              (Copies in Thousands)

                 Penthouse Magazine               Affiliate Publications
             ------------------------------      ------------------------------
                                                                                   Total
Year Ended                                                                        Domestic
December 31, Newsstand Subscription   Total     Newsstand   Subscription  Total   Circulation
-----------  --------- ------------   -----     ----------  ------------  -----  -----------
1992 . . . .    944      308          1,252        1,044         47       1,091     2,343
1993 . . . .    826      317          1,143          876         53         929     2,072
1994 . . . .    856      343          1,199          872         53         925     2,124
1995 . . . .    720      401          1,131          779         64         843     1,948
1996 . . . .    645      356          1,001          634         58         692     1,693



      Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 45% of Penthouse's newsstand sales are derived from convenience stores, while approximately 16% and 10 % of such sales are derived from bookstore and newsstand distribution channels, respectively. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 86% for the year ended December 31, 1996.

      The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 14% of total newsstand copies are sold internationally.

      Newsstand revenues for Penthouse magazine and the Affiliate Publications were $49.5 million, $55.5 million and $58.4 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 43%, 46% and 47% of the Company's net revenues for these periods, respectively.

      In recent years, domestic newsstand circulation for men's magazines has been declining. From 1992 to 1996, Penthouse magazine's and the Affiliate Publications' domestic average monthly newsstand circulation decreased by 28%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television, as well as increased cover price of its magazines, have largely contributed to the overall decrease in circulation.

      This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine's cover price, for example, has steadily increased from $3.00 per issue in 1983 to $5.99 per issue for eight issues and $6.99 per issue for four issues in 1996.

      While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $29.97 to $46.00 in 1996, depending upon the source of the subscription. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

      Subscription revenues for Penthouse magazine and the Affiliate Publications were $7.9 million, $8.9 million and $7.8 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 7%, 7% and 6% of the Company's net revenues for these periods, respectively.

      Advertising.

      Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than other magazines as approximately 66% of their respective revenues are generated from newsstand sales, while approximately 11% are generated from subscription sales and approximately 21% are generated from advertising. Advertising revenues (excluding affiliated advertising revenues) for Penthouse magazine and the Affiliate Publications were $15.8 million, $16.0 million and $14.6 million for the years ended December 31, 1996, 1995 and 1994, representing approximately 14%, 13% and 12% of the Company's net revenues for these periods, respectively.

      In 1996, Penthouse magazine's advertising pages (excluding affiliated advertising pages) decreased by 24% from the prior year, while advertising revenues (excluding affiliated advertising revenue) decreased by 1%. In 1995, Penthouse magazine's advertising pages increased by 14% from 1994, while advertising revenues increased by 13%.

      Penthouse magazine also includes advertising for the Company's products, primarily its pay-per-call telephone lines, video cassettes and CD-ROM products.

      Foreign Edition Licensing

      The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name to publishers in foreign countries. Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 1996, the Company received revenues from licensing agreements with publishers in Australia, Brazil, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Italy, Japan, South Africa, Spain, Taiwan and Thailand.

      Revenues from licensing of foreign editions were $4.9 million, $2.6 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 4% of the Company's net revenues for 1996 and approximately 2% of the Company's revenues for both 1995 and 1994.

      In the fourth quarter of 1994, the Company began to sell a version of the U.S. edition of Penthouse magazine in the United Kingdom. This edition resembled the regular U.S. edition, but was modified to the extent required by censorship requirements of the United Kingdom. The Company's foreign licensee in the United Kingdom ceased payment of royalties to the Company and attempted to obtain an injunction against distribution of this edition, which court action was successfully challenged by the Company. In October, 1996, the Company entered into a settlement agreement in the United Kingdom, whereby the Company received $1.5 million cash ($1.1 million net of expenses) and a note receivable of $0.5 million, payable $25,000 per quarter, plus interest.

      Automotive Magazines

      The Company publishes four domestic automotive titles (the "Automotive Magazines"), as described below, that have a combined average monthly circulation of approximately 625,000 copies. The Company acquired the Automotive Magazines through a series of acquisitions and publishes them at its offices located in Santa Monica, California, and Newburyport, Massachusetts.

      Four Wheeler: Purchased in June 1986, Four Wheeler is a monthly publication that features the sports truck field and is dedicated to the four-wheel drive enthusiast and industry. Four Wheeler's editorial coverage caters to the technical and lifestyle interests of off-road drivers and their vehicles. Four Wheeler's comprehensive coverage of the light truck field includes new product testing, travel and adventure photography, competitive coverage, project-vehicle features and do-it-yourself articles for novice and veteran four-wheelers.

      Stock Car Racing: Purchased in June 1990, Stock Car Racing is a monthly publication that features stock car racing and includes articles written by well-known drivers and industry personalities. Stock Car Racing's editorial coverage includes articles on the technical side of racing, presented in a form that can help racers learn and fans understand, as well as profiles on racing personalities and reports on important racetracks, series and events.

      Open Wheel: Purchased in June 1990, Open Wheel is a monthly publication that is devoted entirely to sprint cars, midgets, super modified and "Indy" cars. This special interest publication contains technical articles that are written with a practical, hands-on approach. In addition, Open Wheel publishes race reports and racing personality profiles.

      Drag Racing Monthly: Purchased in June 1990, Super Stock & Drag Illustrated changed its name to Drag Racing Monthly in 1996. Drag Racing Monthly is a monthly publication that is devoted to the drag racing enthusiast. The magazine provides comprehensive coverage of the latest developments in this sport. It appeals to the experienced as well as the novice drag racer who is still sharpening his or her race car driving and building skills.

      Circulation.

      The following table sets forth the circulation for the Automotive
Magazines.

                              Automotive Magazines
                      Domestic Average Monthly Circulation
                              (Copies in Thousands)

 Year Ended
December 31,                               Newsstand     Subscription    Total
-------------                              ---------     ------------    -----

  1992..............................         214            355          569

  1993..............................         216            392          608

  1994..............................         222            413          635

  1995..............................         226            426          652

  1996..............................         211            414          625


      All the Automotive Magazines are sold at newsstands and through subscriptions, although they are primarily sold through subscriptions. Subscription copies sold as a percentage of total copies sold of the Automotive Magazines were approximately 66% for the year ended December 31, 1996. A twelve-month subscription to one of the Automotive Magazines is typically $15.97. The Company generally obtains new subscribers to the Automotive Magazines, as well as its other magazines, through its own direct mail campaigns and agent-operated direct mail campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscription.

      Subscription revenues of the Automotive Magazines were $3.7 million, $3.8 million and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 3% of the Company's net revenues for each of those periods. Newsstand revenues of the Automotive Magazines were $4.6 million, $4.9 million and $4.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 4% of the Company's net revenues for each of those periods.

      Advertising.

      Advertising revenues of the Automotive Magazines were $11.3 million, $9.8 million and $8.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing approximately 10%, 8% and 7% of the Company's net revenues for these periods, respectively. Advertising revenues are primarily derived from the automobile industry, including automobile manufacturers and distributors of automotive parts and accessories. Advertising revenues increased 14.6%, and advertising pages decreased 3.3% in 1996. Advertising revenues increased 11.8%, and advertising pages increased 3.3% in 1995.

      Production, Printing, Newsstand Distribution and Subscription Fulfillment

      The Company employs a staff of professionals that oversees the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to effectively produce and distribute all of its publications. The Company's production system for both graphics and editing is state-of-the-art. Approximately twenty employees produce the Company's eleven magazines with minimal overtime.

      In 1996, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements, two of which expire in December 1999, two of which expire in December 1997, and another of which expires in December 1998. In 1996, Forum and Variations were printed by St. Ives Color. Should the Company wish to change printers, it is confident that other printers of similar quality could be engaged.

      The domestic newsstand distribution of the Company's magazines is handled by the Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement in effect until either the Company or Curtis Circulation terminates it upon prior notice. Curtis Circulation distributes the Company's publications through a network of approximately 225 marketing representatives to independent wholesalers as well as to other channels of distribution. Curtis Circulation also provides the Company with other services, including management information and promotional and specialty marketing services. The Company receives a cash advance from Curtis Circulation at the time each issue is released for sale. The Company recognizes revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale, and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation based upon the number of magazines actually sold, compared to the estimated number for which Curtis Circulation previously paid. The international newsstand distribution of the Company's magazines is handled by Worldwide Media Services, Inc.

      The Company's subscriptions are currently serviced by Palm Coast Data Service, Inc. ("PCD"). PCD performs the following services: receiving, verifying, balancing and depositing payments from subscribers; maintaining master files on all subscribers by magazine; issuing bills and renewal notices to subscribers; issuing labels; packaging and mailing magazines as directed by the Company; and furnishing various reports to monitor all aspects of the subscription operations.

Products and Services - Entertainment Segment

      The Company's entertainment segment produces and distributes adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes and CD-ROM interactive products and also includes the licensing of video cassettes under the Penthouse brand name, and provides internet pay services. Revenues of the entertainment segment were $15.1 million, $17.4 million and $20.0 million for the years ended December 31, 1996, 1995 and 1994, respectively, representing 13%, 14% and 16% of the Company's net revenues for these periods, respectively.

      The Company provides adult-oriented entertainment through pay-per-call telephone lines which feature both recorded audio programs and live operators on 900 and 800 number telephone lines. The Company's recorded audio programs are created and broadcast by independent service bureaus. The operators on the live telephone lines are employed by the service bureaus and are not employees of the Company.

      The Company's 900 number telephone lines are romantic in nature and feature programs with which users can listen to computerized conversations, speak with live operators and participate in live one-on-one talk, dating and chat lines. The 900 number telephone calls are billed directly to the caller's telephone number and typically cost between $3.95 and $4.95 per minute. The Company's 800 number telephone lines are explicit and uncensored in nature and include certain live Penthouse party lines and live one-on-one talk, dating and chat lines and typically cost $4.95 per minute. The 800 number telephone calls are billed to credit cards in accordance with the Federal Communications Commission safe harbor provisions, which require that such telephone calls be billed to credit cards to insure that calls are not made by minors. The Company has pay-per-call telephone lines in the United Kingdom, Canada, Germany, Russia, Greece and France.

      The Company develops, produces and distributes products for the domestic and international home video markets. The Company began its video business in 1990. Since 1990, the Company has produced 49 videos, which have been released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. The videos are also offered for sale through the Company's magazines and through the Penthouse internet site. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements.

      Between 1994 and 1996, the Company released eight CD-ROM interactive products. The software programs allow users to actively participate in a simulated photography session with Penthouse Pets. The Company distributes the products to software, video and other specialty stores under a distribution arrangement with Curtis Circulation Company and Worldwide Media Service Inc. The Company also direct markets the products through advertisements in its publications and through its own sales staff.

      In August 1995, the Company began a pay service on the internet, whereby customers are sold a subscription ranging from one month to one year, at a price of $14.95 - $99.95. The subscription gives the customer access to adult-oriented photographs via a personal identification number. The personal identification number expires according to the terms of the subscription. The subscriptions are billed to customers' credit cards in accordance with the Federal Communications Commission's safe harbor provision.

Sources and Availability of Raw Materials

      Paper is the primary raw material used in the production of the Company's magazines. The Company uses a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. The Company believes that there are several alternative suppliers in the event of its inability to purchase from its present suppliers. The Company experienced significant paper price increases in 1995. As a result, during 1995, the Company implemented certain measures to attempt to partially offset the effect of the paper price increase, including reducing print orders, trim size, paper weight and other production efficiencies. The effect of these measures and the reduction in paper prices throughout 1996, is reflected in lower paper costs in 1996.

Trademarks

      The Company's trademarks are essential to the Company's current business operations and future expansion. The trademarks, which are renewable indefinitely, include Penthouse, Forum, Variations, Penthouse Letters, Hot Talk, Girls of Penthouse, Penthouse Comix, Penthouse Max, Four Wheeler, Open Wheel, Stock Car Racing and Drag Racing Monthly.

Seasonality

      The Company's business is generally not seasonal in nature. Issues of Penthouse magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of the Company's video cassettes and CD-ROM products may vary based upon the timing of the release of new videos and CD-ROM products.

Dependence on Customers

      No customer of the Company accounted for more than five percent of the Company's net revenues in 1996, 1995 or 1994, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. However, one advertising agency placed $8.0 million, $8.1 million and $7.6 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 1996, 1995, and 1994, respectively. These revenues represent 7%, 7% and 6% of the Company's net revenues in 1996, 1995, and 1994, respectively.

Competitors

      Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of Penthouse magazine and the Affiliate Publications are magazines that primarily target a male audience. In addition, there are many automotive magazines currently published that are similar in content to the Automotive Magazines. Other types of media that carry advertising also compete for advertising with the Company's magazines.

      Competition in the pay-per-call business is generally limited to a few major competitors. The Company's advantage in this area is the low cost of advertisement for such pay-per-call service in its own magazines. No other magazine publisher has either more adult-oriented magazines or a comparable combined circulation for such magazines.

Employees

      As of March 17, 1997, the Company employed 204 full-time employees, none of whom are members of a union, and 9 part-time employees.

Item 2. PROPERTIES.

      The Company's principal corporate offices for both the publishing and entertainment segments are located in Manhattan at 277 Park Avenue. The Company leases office space for its principal corporate offices, the publishing and sales offices of its publishing segment and the production and sales offices of its entertainment segment at various locations, as set forth below.

                                                  Approx.     Lease
                                                  Sq. Ft.     Expiration
Location             Principal Use                Occupied    Date
--------             -------------                --------    ----

277 Park Avenue,     Principal Corporate Offices
Manhattan, New York  Publishing and Sales Office,   80,000    January 31, 2002

Chicago, Illinois    Sales Office                      800    March  31, 2002

Newburyport,
Massachusetts        Publishing and Sales Office     3,200    May 15, 1999

Santa Monica,
California           Production and Sales Office    14,019    April 30, 2000


      The Company has a seven-year lease for its principal corporate offices which commenced on January 1, 1995 and requires annual lease payments of $2.0 million until July 1, 1998 and thereafter $2.2 million until the expiration of lease. The Company believes that its principal corporate offices are suitable and adequate for its current business operations and that, upon expiration of the lease, it will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

      The Company, GMI and the Other GMI Subsidiaries have entered into an Expense Allocation Agreement (the "Expense Allocation Agreement") which sets forth the methodology for allocating common expenses among the parties related to, among other things, the use of and occupancy costs for the Company's former principal corporate offices in New York City, which were owned by Affiliates of the Company. Pursuant to the Expense Allocation Agreement, such items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel. The rent expense recognized by the Company in 1995 and 1994 for the use of the Company's former principal corporate offices located at 1965 Broadway was approximately $0.3 and $1.4 million, respectively. See "Certain Relationships and Related Party Transactions."

      The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.7 million, $0.9 million and $1.0 million in 1996, 1995 and 1994, respectively, for the use of such property. See "Certain Relationships and Related Party Transactions."

Item 3. LEGAL PROCEEDINGS.

      The Internal Revenue Service has completed an audit of GMI's Federal income tax returns through 1995. New York State and New York City have completed audits of GMI's income tax returns for years 1992 and 1993, respectively. Subsequent years income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities. Under the terms of a Tax Sharing and Indemnification Agreement among the Company, GMI and the Other GMI Subsidiaries (the "Tax Sharing Agreement"), GMI and the Other GMI Subsidiaries will be liable for any payments due as a result of these audits.

      In May 1996, an action was brought by two celebrities against the Company alleging the possession and intent to publish certain photographs in Penthouse magazine. The amended complaint demands damages in an unspecified amount, an injunction against the publication of the photographs and punitive damages. In September 1996, the same celebrities brought another action against the Company, claiming that an article published about them violated their privacy, and demanded an injunction and unspecified damages. The Company believes that these claims are without merit and has tendered defense of these actions to its insurance carrier. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

      In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Mens Adventure Comix. The complaint alleges RICO violations, breach of contract, trademark and copyright infringement and other charges and demands damages in excess of $20 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

      The Company's subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations..

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There is no information required to be reported under this item.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

      As of March 17, 1997, GMI was the sole holder of the 475,000 shares of common stock, $.01 par value per share (the "Common Stock"), of the Company currently issued and outstanding. There is no established public trading market for the Common Stock.

      Holders of shares of Common Stock are entitled to receive dividends out of funds legally available for payment thereof in such amounts per share as may be declared by the Company's Board of Directors, subject to the restrictions contained in an Indenture (the "Indenture"), dated December 21, 1993, which was entered into by the Company and IBJ Schroder Bank & Trust Company, as trustee, in connection with the issuance of Series A 10 5/8% Senior Secured Notes Due 2000 (the "Series A Notes") in the aggregate principal amount of $85 million in the Private Offering. Pursuant to the Indenture, the Company may not declare a dividend on the Common Stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Company's subsidiaries, however, are permitted to make inter-company dividends on their shares of common stock.

      The Company has not declared any dividend for the fiscal years ended December 31, 1996, 1995 and 1994.

      Pursuant to a Registration Rights Agreement, dated December 21, 1993, among the Company, Jefferies & Company, Inc. and Furman Selz Incorporated (the "Underwriters"), the Company consummated an exchange offer in July 1994 to exchange the Series A Notes for Series B 10 5/8% Senior Secured Notes Due 2000 (the "Series B Notes"), which were registered under the Securities Act of 1933. The Series B Notes are substantially identical to the Series A Notes (including principal amount, interest rate and maturity), except that the Series B Notes are freely transferable.

      There is no established public trading market for the Series B Notes. Jeffries & Company, Inc. is currently making a market in the Series B Notes, although they are not obligated to do so. Any such market-making may be discontinued at any time at the sole discretion of Jeffries & Company, Inc. without notice. The Company currently does not intend to list the Series B Notes on any securities exchange.

      The Company also issued in the Private Offering 187,506 common stock purchase warrants (the "Warrants") to purchase an aggregate of 25,000 shares of Common Stock (approximately 5% of the outstanding Common Stock) (the "Warrant Shares"). The Warrants are exercisable for Warrant Shares at an exercise price of $.01 per Warrant Share until December 22, 2000. Under the Warrant Agreement, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent, the Company is obligated to use its best efforts to register the Warrants and Warrant Shares if it proposes to register any shares of Common Stock under the Securities Act of 1933, upon the request of the holders of such Warrants and Warrant Shares. At any time after December 21, 1998, the holders of the Warrants and Warrant Shares may require the Company to purchase for cash all of their Warrants or Warrant Shares.

Item 6. SELECTED FINANCIAL DATA.


                                               Year Ended December 31,
                                     ------------------------------------------

                                      1992     1993     1994     1995     1996
                                     ------   ------   ------   ------   ------


                                                  ($ in Millions)
Operating Data:


Net revenue                          $114.8   $111.0   $122.2   $120.4   $114.6


Operating income (loss)                15.2     17.3     13.3     (0.4)     9.4


Interest expense, net                   3.6      2.9      9.9      9.8      9.6


Income (loss) from continuing
operations                              6.7      8.3      1.6    (10.1)    (0.5)


Net income (loss)                       5.9      7.7      1.6     (9.5)    (0.5)


Other Data:


Depreciation and                       $1.1     $1.4     $1.2     $1.6     $1.9
amortization


Capital expenditures                    0.3      0.5      1.3      4.7      0.4


Ratio of earnings to
fixed charges                           3.6      4.9      1.3      0.0      1.0


Balance Sheet Data:


Total assets                          $36.8    $56.0    $62.2    $50.3    $44.9


Total long-term debt                   33.9     83.7     83.9     79.1     79.3


Total stockholders' deficiency        (64.4)   (65.6)   (62.6)   (72.1)   (72.6)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay subscription service on the internet and CD-ROM interactive products.

      The Company's revenues were $114.6 million for the year ended December 31, 1996, compared to revenues of $120.4 million for the year ended December 31, 1995, a decrease of $5.8 million. Newsstand revenues were $54.1 million and $60.4 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $6.3 million, primarily from a decrease in sales of Mens Magazines. Advertising revenues were $27.1 million and $25.9 million for the years ended December 31, 1996 and 1995, respectively, an increase of $1.2 million, due primarily to an increase in advertising sales of the Automotive Magazines. Subscription revenues were $11.6 million and $12.7 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $1.1 million, primarily due to decreased sales of Men's Magazines. Revenues from the Entertainment segment were $15.1 million and $17.4 million for the years ended December 31, 1996 and 1995, a decrease of $2.3 million. Revenues from the Company's video and pay-per-call business decreased $2.2 million and $0.5 million, respectively. Revenue from the Internet business was $1.0 million and $0.6 million for the year ended December 31, 1996 and 1995, respectively, an increase of $0.4 million.

      Income from operations was $9.4 million for the year ended December 31, 1996, compared to a loss of $0.4 million for the year ended December 31, 1995. Income from operations was positively impacted in 1996 by lower production, distribution and editorial costs associated with fewer magazines being printed, fewer pages per magazine, as well as decreased selling, general and administrative expenses primarily related to lower employee costs associated with corporate restructuring, lower direct subscription acquisition spending and reduced legal fees and costs. Income(loss) from operations was negatively impacted by decreased revenues, as previously discussed.

      Net non-operating expenses were $9.6 million for the year ended December 31, 1996 compared to $9.8 million for the year ended December 31, 1995, a decrease of $0.2 million, as a result of the repurchase of $5.0 million of senior secured notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $1.2 million for both years ended December 31, 1996 and 1995.

      Provision for income taxes was $0.3 million for the year ended December 31, 1996. No provision for income taxes was required in 1995 due to the loss incurred.

      Net loss for the year ended December 31, 1996 was ($0.5) million, compared to ($9.5) million for the year ended December 31, 1995.

      The net revenues and income (loss) from operations of the Company were as follows ($ in millions):

                                                 Income (loss)
                                  Net Revenues  from operations
                                  ------------  ---------------
                                   Year Ended     Year Ended
                                  December 31,    December 31,
                                  ------------    ------------

                                   1995   1996     1995  1996
                                   ----   ----     ----  ----
Publishing segment               $103.0  $99.5    ($2.8) $6.0
Entertainment segment              17.4   15.1      2.4   3.4
                                  ------ ------   ------ ----
                                 $120.4 $114.6    ($0.4) $9.4
                                 ====== ======    =====  ====

Publishing Segment

      The net revenues and income (loss) from operations of the Publishing Segment were as follows ($ in millions) :

                                                  Income (loss)
                                    Net Revenue  from operations
                                    -----------  ---------------
                                    Year Ended     Year Ended
                                    December 31,  December 31,
                                    ------------  ------------
                                   1995   1996    1995   1996
                                   ----   ----    ----   ----
Penthouse Magazine and
   the Affiliate Publications     $81.9   $75.0  ($4.8) ($0.8)
Foreign edition licensing           2.5     4.9    1.8    4.4
Automotive Magazines               18.6    19.6    0.2    2.4
                                   ----    ----    ---    ---
                                 $103.0   $99.5  ($2.8)  $6.0
                                 ======  ======  =====   ====

Penthouse Magazine and the Affiliate Publications

      Revenues for Penthouse Magazine and the Affiliate Publications were $75.0 million and $81.9 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $6.9 million. Newsstand revenue for the year ended December 31, 1996 was $49.5 million, compared to $55.5 million for the year ended December 31, 1995, a decrease of $6.0 million. The decrease is partially attributable to a decrease of $ 1.5 million in newsstand revenue from Penthouse magazine, which resulted from a 11% decrease in the number of newsstand copies sold of Penthouse during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The Company publishes annually four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. The effect of the decrease in newsstand copies sold of Penthouse magazine was partially offset in 1996 by the full year benefit of a cover price increase, which was implemented beginning with the June 1995 issue of Penthouse magazine. Newsstand revenues from the Affiliated Publications decreased $4.5 million, resulting from a decrease of 19% in the number of copies sold. Advertising revenue for Penthouse magazine and the Affiliate Publications was $15.8 million for the year ended December 31, 1996, compared to $16.1 million for the year ended December 31, 1995, a decrease of $0.3 million. Advertising revenues in Penthouse magazine decreased $0.2 million as a result of a 24% decrease in advertising pages sold during 1996, partially offset by a

30% increase in advertising rates per page. Advertising revenues in the Affiliated Publications decreased $0.1 million as a result of a decrease in advertising pages sold, partially offset by an increase in advertising rates per page. Subscription revenue was $7.9 million for the year ended December 31, 1996, compared to $8.9 million for the year ended December 31, 1995, a decrease of $1.0 million, as a result of a 12% decrease in subscription copies sold of Penthouse magazine and the Affiliated Publications, due in part to a decrease in subscription acquisition spending in 1996. Other revenue was $1.9 million for the year ended December 31, 1996, compared to $1.4 million for the year ended December 31, 1995, an increase of $0.5 million. The increase is attributable to revenues received from the catalogue sale of Company merchandise, increased product royalties, and a full year of amortization in 1996 of advances received from the Company's newsstand distributors being recognized over the life of the agreements.

      Publishing-production, distribution and editorial expenses were $41.2 million for the year ended December 31, 1996, compared to $48.9 million for the year ended December 31, 1995, a decrease of $7.7 million. Paper costs were $17.0 million for the year ended December 31, 1996, compared to $20.1 million for the year ended December 31, 1995, a decrease of $3.1 million. Paper costs were reduced primarily by decreasing the number of copies printed and the number of pages printed of certain publications. Print costs were $14.6 million for the year ended December 31, 1996, compared to $17.2 million for the year ended December 31, 1995, a decrease of $2.6 million. Print costs were reduced by decreasing the number of copies printed and the number of pages printed of certain publications. Editorial and art costs were $3.8 million for the year ended December 31,1996, compared to $5.0 million in 1995, a decrease of $1.2 million. The decrease is due primarily to lower write-offs of pictorial inventory during the year ended December 31, 1996, as compared to the year ended December 31, 1995, and lower per issue art and editorial costs of Penthouse Comix. These savings were partially offset by increased spending in Forum due to a change in the editorial content during the first half of 1996. Distribution costs were $5.8 million for the year ended December 31, 1996, compared to $6.5 million for the year ended December 31, 1995, a decrease of $0.7 million. The decrease in distribution costs was due to generally fewer copies of magazines being distributed. Other production costs of $0.5 million were incurred during the year ended December 31, 1996 related to an insert placed in certain publications to promote the Company's pay-per-call services. During the year ended December 31, 1996 the adjustment to the LIFO reserve resulted in decreased expense of $0.4 million as compared to the 1995 period.

      Selling, general and administrative expenses were $32.6 million for the year ended December 31, 1996, compared to $35.8 million for the year ended December 31, 1995, a decrease of $3.2 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1996 due to corporate restructuring ($2.7), lower retail display allowance costs associated with lower newsstand circulation ($0.6), lower subscription fulfillment costs related to fewer subscription copies fulfilled during 1996 and to the Company's change to a new subscription fulfillment company during 1995 ($0.2). Furthermore, the Company incurred moving expenses in 1995 ($0.4 million) as a result of the relocation of its principal corporate offices. The decreases were partially offset by an increase in consulting fees ($0.5).

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.7 million for the year ended December 31, 1996, compared to $1.1 million for the year ended December 31, 1995, a decrease of $0.4 million. The decrease is primarily due to lower operating costs of the Company's executive offices and because, effective March 1, 1995, in connection with the relocation of the

Company's principal corporate offices, rent expense for the corporate offices is included in selling, general and administrative expense, rather than in rent expense from affiliated companies.


Foreign Edition Licensing

      Revenues from foreign edition licensing were $4.9 million for the twelve months ended December 31, 1996, compared to $2.5 million for the twelve months ended December 31, 1995, an increase of $2.4 million. The increase is primarily the result of a $2.0 million litigation settlement in October 1996, which is in settlement of a dispute with a former licensee of the United Kingdom edition of Penthouse magazine. Additional revenue increases were obtained through the addition of licensees in Brazil and Taiwan. Selling, general and administrative expenses were $0.5 million and $0.7 million for the twelve months ended December 31, 1996 and 1995, respectively, a decrease of $0.2 million, resulting from lower consulting fees during the year ended December 31, 1996.

Automotive Magazines

      Revenues for the Automotive magazines were $19.6 million for the year ended December 31, 1996, compared to $18.6 million for the year ended December 31, 1995, an increase of $1.0 million. Newsstand revenues were $4.6 million for the year ended December 31, 1996, compared to $4.9 million for the year ended December 31, 1995, a decrease of $0.3 million, due primarily to less copies sold in 1996, partially offset by an increase in the cover price of Drag Racing Monthly. Advertising revenues were $11.3 million for the year ended December 31, 1996, compared to $9.8 million for the year ended December 31, 1995, an increase of $1.5 million, resulting primarily from a 19% increase in advertising rates per page. Subscription revenues were $3.7 million for the year ended December 31, 1996, compared to $3.8 million for the year ended December 31, 1995, a decrease of $0.1 million, due to a decrease in the number of subscription copies sold.

      Publishing-production, distribution and editorial expenses were $10.4 million for the year ended December 31, 1996, compared to $10.8 million for the year ended December 31, 1995, a decrease of $0.4 million. Paper costs were $4.4 million for the year ended December 31, 1996, compared to $4.3 million for the year ended December 31, 1994, an increase of $0.1 million. The increase in paper costs in 1996 is primarily attributable to increased cost of paper, offset by a decrease in the number of magazines printed in 1996, as compared to 1995. Print costs were $3.8 million for the year ended December 31, 1996, compared to $4.3 million for the year ended December 31, 1995, a decrease of $0.5 million. The decrease is attributable to decreased number of magazines printed in 1996. Distribution costs were $1.9 million for the year ended December 31, 1996 and 1995. Editorial and art costs were $0.3 million for the year ended December 31, 1996 and 1995.

      Selling, general and administrative expenses were $6.3 million for the year ended December 31, 1996, compared to $6.9 million for the year ended December 31, 1995, a decrease of $0.6 million. The decrease is primarily attributable to lower subscription acquisition spending.

Entertainment Segment

      Revenues from the Entertainment Segment were $15.1 million for the twelve months ended December 31, 1996, compared to $17.4 million for the twelve months ended December 31, 1995, a decrease of $2.3 million. The Company's pay-per-call and video divisions accounted for decreases of $0.5 million and $2.2 million, respectively. These decreases were partially offset by $0.4 million increase in revenues from the Company's internet business. The decrease in pay-per-call revenues is attributed primarily to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The decrease in revenues from the Company's video division is primarily due to fewer video cassettes sold through the Company's national wholesale distributor during the year ended December 31, 1996, as compared to the year ended December 31, 1995. Additionally, the revenue decline resulted from the termination, in December 1995, of a direct response program with the Company's national video wholesale distributor. Internet revenues have been achieved through the implementation, in August 1995, of a pay subscription service on the internet.

      Direct costs were $7.9 million for the twelve months ended December 31, 1996, compared to $10.1 million for the twelve months ended December 31, 1995, a decrease of $2.2 million. The Company's video business experienced a $1.8 million decrease in direct costs primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume. The Company's pay-per-call business experienced a $0.4 million reduction in costs attributed to lower levels of customer charge backs due to the reduction in the extension of credit to callers who did not meet certain criteria established by the Company, as previously discussed.

      Selling, general and administrative expenses were $3.6 million for the year ended December 31,1996, compared to $4.9 million for the year ended December 31, 1995, a decrease of $1.3 million. The decrease in expenses is primarily attributable to lower costs of the Company's video business associated with lower sales volume, partially offset by higher expenses related to higher revenues from the internet business.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994


      The Company's revenues were $120.4 million for the year ended December 31, 1995, compared to revenues of $122.2 million for the year ended December 31, 1994, a decrease of $1.8 million. Newsstand revenues were $60.4 million and $63.4 million for the year ended December 31, 1995 and 1994, respectively, a decrease of $3.0 million, primarily from a decrease in sales of Mens Magazines. Advertising revenues were $26.0 million and $23.5 million for the year ended December 31, 1995 and 1994, respectively, an increase of $2.5 million, $1.5 million from Mens Magazines and $1.0 million from the Automotive Magazines. Subscription revenues were $12.7 million and $11.5 million for the year ended December 31, 1995 and 1994, respectively, an increase of $1.2 million, primarily due to increased sales of Men's Magazines. Revenues from the Entertainment Segment were $17.4 million and $20.0 million for the year ended December 31, 1995 and 1994, a decrease of $2.6 million. Revenues from the Company's video and pay-per-call business decreased $1.7 million and $1.5 million, respectively, while revenue from the online/Internet business totaled $0.6 million in 1995.

      Income (loss) from operations was ($0.4) million for the year ended December 31, 1995, compared to $13.3 million for the year ended December 31, 1994. Income (loss) from operations was negatively impacted by the decrease in revenues, as previously discussed and by higher production, distribution and editorial costs associated with higher paper prices, printing costs and distribution costs, as well as increased selling, general and administrative expenses, including occupancy costs, office relocation expenses and costs associated with an increased number of magazines published during the period.

      Net non-operating expenses were $9.8 million for the year ended December 31, 1995 compared to $9.9 million for the year ended December 31, 1994, a decrease of $0.1 million, as a result of the repurchase of $5.0 million of senior secured notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $1.2 million for the year ended December 31, 1995, compared to $1.1 million for the year ended December 31, 1994, an increase of $0.1 million.

      Provision for income taxes was $1.8 million for the year ended December 31, 1994. Provision for income taxes represents a charge from the Company's parent, as if the Company had filed a separate income tax return. The effective tax rate for the year ended December 31, 1994 was 53%. No provision for income taxes was required in 1995 due to the loss incurred.

      Net income (loss) for the year ended December 31, 1995 was ($9.5) million, compared to $1.6 million for the year ended December 31, 1994.

      The net revenues and income (loss) from operations of the Company were as follows ($ in millions):

                                                 Income (loss)
                                  Net Revenues  from operations
                                  ------------  ---------------
                                   Year Ended     Year Ended
                                  December 31,   December 31,
                                  ------------   ------------

                                   1994   1995    1994  1995
                                   ----   ----    ----  ----
Publishing segment               $102.2  $103.0   $7.4 ($2.8)
Entertainment segment              20.0    17.4    5.9   2.4
                                   ----    ----    ---   ---
                                 $122.2  $120.4  $13.3 ($0.4)
                                 ======  ======  =====  ====

Publishing Segment

      The net revenues and income (loss) from operations of the Publishing Segment were as follows ($ in millions) :

                                                     Income (loss)
                                   Net Revenue      from operations
                                   -----------      ---------------
                                    Year Ended      Year Ended
                                   December 31,     December 31,
                                   ------------     ------------

                                   1994   1995      1994   1995
                                   ----   ----      ----   ----
Penthouse Magazine and
   the Affiliate Publications     $81.9   $81.9     $4.4   ($4.8)
Foreign edition licensing           2.7     2.5      1.9     1.8
Automotive Magazines               17.6    18.6      1.1     0.2
                                   ----    ----      ---     ---
                                 $102.2  $103.0     $7.4   ($2.8)
                                 ======  =======    ====   ======

Penthouse Magazine and the Affiliate Publications

      Revenues for Penthouse Magazine and the Affiliate Publications were $81.9 million for the years ended December 31, 1995 and 1994. Newsstand revenue for the year ended December 31, 1995 was $55.5 million, compared to $58.4 million for the year ended December 31, 1994, a decrease of $2.9 million. The decrease is attributable to a 14% decrease in the number of newsstand copies sold of Penthouse magazine during the year ended December 31, 1995, as a result of strong sales of the 1994 25th anniversary issue of Penthouse magazine, as well as the effect on circulation of the increase in the cover price of Penthouse magazine. The Company will now publish annually four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. The effect of the decrease in newsstand copies sold of Penthouse magazine was partially offset by increased revenue generated by the increased cover price. Newsstand revenues from affiliated publications increased $0.5 million, resulting from an increase in frequency of the publications, primarily Penthouse Comix contributing an increase of $1.2 million. This increase was offset by a decline in newsstand revenue of $0.7 million of the other Affiliated Publications due to less newsstand copies sold. Advertising revenue was $16.1 million for the year ended December 31, 1995, compared to $14.6 million for the year ended December 31, 1994, an increase of $1.5 million.

Advertising revenues in Penthouse magazine increased $1.6 million as a result of a 15% increase in advertising pages sold during 1995, offset by an 8% decrease in advertising rates per page. Advertising revenues in Affiliated Publications decreased $0.2 million as a result of a 14% decrease in advertising rates per page. Subscription revenue was $8.9 million for the year ended December 31, 1995, compared to $7.8 million for the year ended December 31, 1994, an increase of $1.1 million, as a result of a 14% increase in subscription copies sold of Penthouse magazine and the initial subscription sales of Penthouse Comix in 1995. Other revenue was $1.4 million for the year ended December 31, 1995, compared to $1.0 million for the year ended December 31, 1994, an increase of $0.4 million. The increase is attributable to revenues received from the sale of multiple past issues of the Company's publications sold as value-packs.

      Publishing-production, distribution and editorial expenses for Penthouse magazine and the Affiliate Publications were $48.9 million for the year ended December 31, 1995, compared to $40.7 million for the year ended December 31, 1994, an increase of $8.2 million. Paper costs were $20.1 million for the year ended December 31, 1995, compared to $15.2 million for the year ended December 31, 1994, an increase of $4.9 million. The increase in paper costs is primarily attributable to increased cost of paper and the increase in the publication frequency of Penthouse Comix and other Affiliate Publications. Print costs were $17.3 million for the year ended December 31, 1995, compared to $16.2 million for the year ended December 31, 1994, an increase of $1.1 million. The increase is primarily attributable to printing cost increases and increased publication frequency of the Affiliate Publications. Editorial and art costs were $5.0 million for the year ended December 31,1995 compared to $3.8 million in 1994, an increase of $1.2 million, due primarily to the increased publication frequency of Penthouse Comix. Distribution costs were $6.5 million for the year ended December 31, 1995, compared to $5.2 million for the year ended December 31, 1994, an increase of $1.3 million. The increase in distribution costs was due to a postal rate increase, the increased publication frequency of Penthouse Comix and the Affiliate Publications, and a higher number of copies distributed during 1995.

      Selling, general and administrative expenses were $35.8 million for the year ended December 31, 1995, compared to $33.9 million for the year ended December 31, 1994, an increase of $1.9 million. The increase is primarily due to office relocation costs ($0.4 million), rent expense related to the Company's new corporate offices ($1.8 million) (see below), and additional expenses associated with Penthouse Comix ($0.7 million). These increases were partially offset by lower retail display allowance costs ($0.3 million) associated with lower newsstand sales, a decrease in advertising spending ($0.4 million) and a reduction in professional fees ($0.2 million) during 1995.

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $1.1 million for the year ended December 31, 1995, compared to $2.5 million for the year ended December 31, 1994, a decrease of $1.4 million, because, effective March 1, 1995, in connection with the relocation of the Company's principal corporate offices, rent expense for the corporate offices is included in selling, general and administrative expense, rather than in rent expense from affiliated companies.

Foreign Edition Licensing

      Revenues from foreign edition licensing were $2.6 million for the year ended December 31, 1995, compared to $2.7 million for the year ended December 31, 1994, a decrease of $0.1 million. Revenues were negatively impacted $0.2 million during the year ended December 31, 1995, as a result of a dispute with the licensee of the United Kingdom edition of Penthouse magazine (See "Foreign Edition Licensing" in the "Business" section). The situation is expected to continue during 1996. Revenues were positively impacted by higher licensing revenues from France ($0.3 million) and Japan ($0.1 million), and were negatively impacted by lower licensing revenues from Korea, Latin America and Russia.

      Selling, general and administrative expenses were $0.8 million for the year ended December 31, 1995 compared to $0.9 million for the year ended December 31, 1994, a decrease of $0.1 million, primarily attributable to the lower costs of professional fees.

Automotive Magazines

      Revenues for the Automotive Magazines were $18.6 million for the year ended December 31, 1995, compared to $17.6 million for the year ended December 31, 1994, an increase of $1.0 million. Newsstand revenues were $4.9 million for the year ended December 31, 1995, compared to $5.0 million for the year ended December 31, 1994, a decrease of $0.1 million, due to less copies sold in 1995. Advertising revenues were $9.8 million for the year ended December 31, 1995, compared to $8.9 million for the year ended December 31, 1994, an increase of $0.9 million, resulting primarily from a 3% increase in advertising pages sold and an 8% increase in advertising rates per page. Subscription revenues were $3.8 million for the year ended December 31, 1995, compared to $3.7 million for the year ended December 31, 1994, an increase of $0.1 million, due to an increase in the number of subscription copies sold.

      Publishing-production, distribution and editorial expenses were $10.8 million for the year ended December 31, 1995, compared to $8.9 million for the year ended December 31, 1994, an increase of $1.9 million. Paper costs were $4.2 million for the year ended December 31, 1995, compared to $3.0 million for the year ended December 31, 1994, an increase of $1.2 million. The increase in paper costs in 1995 is primarily attributable to increased cost of paper, and less significantly by increased booksize and print orders. Print costs were $4.3 million for the year ended December 31, 1995, compared to $3.9 million for the year ended December 31, 1994, an increase of $0.4 million. The increase is attributable to increased printing prices, booksize and print orders. Distribution costs were $1.9 million for the year ended December 31, 1995, compared to $1.8 million for the year ended December 31, 1994, an increase of $0.1 million. The increase in distribution costs was due primarily to a postal rate increase in 1995.

      Selling, general and administrative expenses were $6.9 million for the year ended December 31, 1995, compared to $6.7 million for the year ended December 31, 1994, an increase of $0.2 million. The increase is primarily attributable to higher selling expenses related to higher advertising revenues.

Entertainment Segment

      Revenues from the Entertainment Group were $17.4 million for the year ended December 31, 1995, compared to $20.0 million for the year ended December 31, 1994, a decrease of $2.6 million. The Company's pay-per-call and video divisions accounted for decreases of $1.5 million and $1.6 million, respectively. These decreases are offset by $0.6 million in revenues from the Company's on-line/Internet business. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The Company's decrease in video division revenue is primarily due to the higher levels of sales in 1994, than in 1995, of a videocassette related to the 25th anniversary edition of Penthouse magazine.

On-line/Internet revenues have been achieved through the implementation in August 1995 of pay subscription services on the Internet.

      Direct costs were $10.1 million for the year ended December 31, 1995 and 1994. The Company's video business experienced a $0.3 million increase in direct costs associated with the writedown of certain previously capitalized CD-ROM production costs. The Company's pay-per-call business experienced a $0.3 million decrease in costs associated with lower charge backs resulting from a required reduction in the extension of credit to callers who did not meet certain criteria established by the Company, as previously discussed.

      Selling, general and administrative expenses were $4.9 million for the year ended December 31,1995, compared to $4.2 million for the year ended December 31, 1994, an increase of $0.7 million. The increase in expenses is attributable the Company's video business of $0.2 million, due primarily to higher consulting fees ($0.5 million), offset by lower costs in 1995 as compared to 1994 of costs associated with the sale of a videocassette related to the 25th anniversary edition of Penthouse Magazine and $0.7 million of costs associated with the Company's online/Internet business.

                        LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had $ 7.2 million in cash and cash equivalents, compared to $4.4 million at December 31, 1995. The increase in cash and cash equivalents during the year ended December 31, 1996 resulted from net cash flows provided by operating activities of $2.8 million, net cash flows provided by financing activities of $0.3 million, partially offset by net cash flows used in investing activities of $0.4.

Cash flows from operating activities
      Net cash provided by operating activities was $2.8 million for the year ended December 31, 1996, compared to net cash used in operating activities of $14.3 million for the year ended December 31, 1995. Net cash provided by operating activities for the year ended December 31, 1996 was primarily a result of the reduction of paper and film and programming cost inventory, and accounts receivable, partially offset by the reduction of deferred subscription revenue due in part to lower subscription acquisition spending during the year ended December 31, 1996. Net cash used in operating activities for the year ended December 31, 1995 was primarily a result of the net loss for the period, payment of an interest bearing accounts payable due to a major supplier and the increase in paper inventory due to increased paper prices.

Cash flows from investing activities
      Cash used in investing activities for the year ended December 31, 1996 was $0.4 million, compared to cash used in investing activities of $4.4 million for the year ended December 31, 1995. The cash used in investing activities of $0.4 million in 1996 was related to capital expenditures. In 1995, capital expenditures, primarily related to the relocation of the Company's corporate offices, used cash of $4.7 million.

Cash flows from financing activities
      Cash flows from financing activities were $0.3 million and $3.9 million for the year ended December 31, 1996 and 1995, respectively. Cash flows from financing activities in 1996 were related to the repayment of advances from affiliated companies. During the year ended December 31, 1995, cash flows from financing activities was a result of the receipt of $8.0 million in advances from its distributor of video cassettes and films and national newsstand distributor. These advances, included as unearned revenues in the Company's balance sheet at December 31, 1996 and 1995, are recognized as revenue, as video cassettes are sold and in the case of the advance from the national newsstand distributor, over the term of the distribution agreement. The Company will not receive cash from the sale of video cassettes until this amount is recouped by the Company's distributor. Should the Company's revenues from the sales of video cassettes and films be insufficient to earn the entire advance during the term of the agreement, the unearned amount would have to repaid, although at the current sales levels this would not be the case. In July 1995, the Company used cash to repurchase $5.0 million face amount of its outstanding senior secured notes, including 5,000 warrants, for $4.1 million.

      Affiliated company investments and advances at December 31, 1996 decreased $0.3 million from the December 31, 1995 balance, whereby the Company is owed $0.6 million from GMI as of December 31, 1996. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI was not made within sixty days of the latest quarter end (December 31, 1996) and was still outstanding as of March 17, 1997. Demand for such payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of its assets or through the refinancing of GMI's debts. The principal shareholder of GMI has agreed to guarantee repayment of this amount.

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

Future outlook
      The Company's cash balance at December 31, 1996 is $7.2 million. The Company has a $4.2 million semiannual interest payment due on June 30, 1997. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Consolidated Financial Statements and Financial Statement Schedules included in Part IV, Item 14.

Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

      There is no information required to be reported under this Item.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors of the Company serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of the Company.

                                                                Date    Date
                                                              Elected Elected to
                               Positions Presently Held with    as     Present
Name                    Age            the Registrant         Director Office
---------------------   ---    -----------------------------  -------- -------

Robert C. Guccione       67    Director, Chairman of the      1993      1993
                               Board, Publisher,
                               Chief Executive Officer

Kathryn Keeton Guccione  58    Director and Vice Chairman     1993      1993
                               of the Board

Eugene Boffa, Jr.        53    President and Chief Operating   -        1996
                               Officer

Patrick J. Gavin         45    Director, Executive Vice       1993      1993
                               President, Chief Financial
                               Officer and Treasurer


William F. Marlieb       68    Director, President/Marketing  1993      1993
                               Sales and Circulation

John L. Decker           59    Director                       1993       -

Phyllis Schwebel         67    Director                       1993       -

Jack Avrett              65    Director                       1993       -


      The business experience of the directors and executive officers of the Company during the past five years is presented below.

Robert C. Guccione is a Director, Chairman of the Board, Chief Executive Officer and Publisher of the Company. Since 1967, Mr. Guccione has been Director, Chairman of the Board and Chief Executive Officer of GMI and its subsidiaries. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper.

Kathryn Keeton Guccione is a Director and Vice Chairman of the Board of the Company. Ms. Guccione joined GMI in 1967, and in 1974 was elected Vice President-Associate Publisher of GMI. In 1981, she was elected Vice Chairman of the Board of GMI and its subsidiaries. Ms. Guccione is the wife of Robert C. Guccione.

Eugene Boffa, Jr. is President and Chief Operating Officer of the Company. Mr. Boffa joined the Company in June 1996 as a consultant and has served as President and Chief Operating Officer of the Company since December 1996. Mr. Boffa is an attorney-at-law, licensed to practice in New York and New Jersey. Mr. Boffa has practiced law since 1970 and most recently was a partner in the law firm of Boffa & Lytle for in excess of five years.

Patrick J. Gavin is a Director, Executive Vice President, Chief Financial Officer and Treasurer of the Company. Since 1990, Mr Gavin has served as Executive Vice President of Finance and Chief Financial Officer of GMI and its subsidiaries. From 1983 to 1990, Mr. Gavin was Controller of GMI and its subsidiaries. Prior to 1983, Mr. Gavin was Divisional Controller of Grolier Inc. Mr. Gavin received his B.S. in Management and an M.B.A. from St. John's University.

William F. Marlieb is a Director, President/Marketing, Sales and Circulation of the Company. Mr. Marlieb is also President/Marketing, Sales and Circulation for GMI and its subsidiaries. He has been associated with GMI and its subsidiaries for 24 years. Prior to joining GMI in 1973, he was President of Tilley Marlieb Advertising, Inc. Mr. Marlieb is a past President and Chairman of the Advertising Club of New York.

John L. Decker is a Director of the Company. Since 1983, he has been President of Decker & Associates, the publisher of The Advertiser and Agency magazines. From 1978 to 1983, Mr. Decker was Senior Vice President and Group Publisher of Knapp Communications, which is responsible for the advertising and circulation of Architectural Digest, Bon Appetit, Go, and Home magazines. Mr. Decker received his B.S. in Economics from Villanova University.

Phyllis F. Schwebel is a Director of the Company. Since 1992, she has been President of The Garth Company, a strategic marketing organization. From 1983 through 1991, Ms. Schwebel was Manager of Market Research for Time magazine and Manager of Corporate Management Research for Time Inc. Ms. Schwebel is a member of the Board of Directors of the American Advertising Federation and immediate past Chairman of its Counsel of Governors. She holds a B.A. from The City University of New York.

Jack Avrett is a Director of the Company. Mr. Avrett is currently Chairman of Avrett, Free & Ginsberg, an advertising company that he founded in 1971. Since January 1994, Avrett, Free & Ginsberg has also provided services to the Company. See "Certain Relationships and Related Party Transactions." Mr. Avrett is currently National Chairman of the American Advertising Federation and serves on the Boards of the Advertising Club of New York and the American Council for the Arts. He is a former member of the Board of the American Association of Advertising Agencies. Mr. Avrett holds a B.A. from the University of Georgia.

Item 11.    EXECUTIVE COMPENSATION.

      The following table summarizes the compensation for services rendered to the Company during fiscal years 1994, 1995 and 1996 by (i) the Company's Chief Executive Officer, Robert C. Guccione, and (ii) each of the Company's three other most highly compensated executive officers whose total annual salary and bonus exceed $100,000. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione and Ms. Keeton) and the Expense Allocation Agreement and employment agreements (for all other such officers). See "Certain Relationships and Related Party Transactions."

Name and Principal Position            Annual Compensation
-------------------------------   -----------------------------------------

                                    Year     Salary(1)   Bonus(2) Other (3)
                                  --------   ----------  -------- ----------

Robert C. Guccione                  1996     $1,615,000           $ 120,886
  Chairman, Publisher,              1995     $1,538,500
  Chief Executive Officer           1994     $1,530,000

Kathryn Keeton Guccione             1996     $  475,000           $ 120,886
  Vice Chairman                     1995     $  452,500
                                    1994     $  450,000

Eugene Boffa, Jr.(4)                1996     $  286,000
  President and Chief Operating
  Officer


Patrick J. Gavin                    1996     $  345,838
  Executive Vice President,         1995     $  329,456
  Chief Financial Officer and       1994     $  328,500   $35,100
  Treasurer

William F. Marlieb(5)               1996     $  393,262   $81,555
  President/Marketing, Sales and    1995     $  374,634   $87,520
  Circulation                       1994     $  328,500   $26,991


(1) Executive officer compensation is determined pursuant to the allocation provisions of the Properties and Salary Allocation Agreement and the Expense Allocation Agreement referred to above and, for 1994 and 1995, as to Messrs. Gavin and Marlieb, their employment agreements with the Company, GMI and its affiliates. The allocations were approved by the nonemployee members of the Board of Directors of the Company. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions" and "Certain Relationships and Related Party Transactions."

(2) In 1994, the bonus represents additional discretionary compensatory payments made by the Company to such individuals.

(3) Other compensation represents life insurance premiums paid on behalf of Mr. and Mrs. Guccione. One-half of the total permium paid is allocated above to each of Mr. and Mrs. Guccione.

(4)  In 1996, salary represents payments under a consultant arrangement.

(5) Mr. Marlieb was granted a bonus in 1995 and 1996 equal to the value of certain advertising he received in the Company's Mens Magazines.

Compensation of Directors

      Directors who are also employees of the Company or any of its subsidiaries do not currently receive any additional compensation for serving as a director or committee member or for attending Board or committee meetings. All other directors receive an annual retainer of $5,000 plus $1,000 for each Board meeting and committee meeting attended.

Compensation Committee Interlock and Insider Participation in Compensation Decisions

      During fiscal year 1996, three non-employee directors, Messrs. Decker and Avrett and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee. Mr. Avrett, however, is the Chairman of the Board and a principal of the firm Avrett, Free and Ginsberg which provides advertising services to the Company. The Company paid Avrett, Free and Ginsberg approximately $1.2 million for such services in 1996. See "Certain Relationships and Related Party Transactions."

      The salaries of Mr. Guccione and Ms. Keeton are determined and paid by GMI. The Non-employee Members reviewed and approved the reimbursement of GMI by the Company in an amount equal to the portion of the salaries of Mr. Guccione and Ms. Keeton allocated to the Company pursuant to the Properties and Salaries Allocations Agreement. In addition, the Non-employee Members reviewed and approved the expenses allocated to the Company for its use of the Townhouse pursuant to the Properties and Salary Allocation Agreement. See "Certain Relationships and Related Party Transactions."

Retirement Savings Plan

      The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $9,500 in 1996. For the 1996 plan year, highly compensated participants of the Plan (as defined by the IRS) were limited to a maximum contribution of 10% of their annual wages in order to comply with the IRS's average deferral percentage test. Each participant's account is credited with the participant's contribution and an allocation of (a) GMI's contribution, if any, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 1996, Messrs. Guccione, Gavin, Marlieb and Ms. Keeton, respectively, were 100% vested in profit sharing contributions. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Party Transactions." The Company did not make any contributions to the Plan in fiscal years 1994, 1995 and 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      All of the issued and outstanding Common Stock of the Company is owned by GMI. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 17, 1997.

                                      GMI               Shares        Percent
Name and Address                 Common Stock(1)  Beneficially Owned  of Class
-----------------------          -------------    ------------------  -------

Robert C. Guccione                  Class A             6.67           66.7%
16 East 67th Street                 Class B             0.00            0.0
New York, New York  10022

Robert C. Guccione Family           Class A             3.33           33.3
Trust No. 1                         Class B             1.62          100.0


(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amount of approximately $0.7 million for the use of the Townhouse for Company purposes in 1996. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

      The Properties and Salary Allocation Agreement also provides that the salaries of Mr. Guccione and Ms. Keeton are determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salaries based upon an allocation of the relative business time spent by Mr. Guccione and Ms. Keeton on GMI related business and on Company related business. In 1996, 1995 and 1994, the Company reimbursed GMI in the amount of approximately $2.1 million , $2.0 million and $2.0 million, respectively for the allocable amount of Mr. Guccione's and Ms. Keeton's salaries.

      GMI, the Company and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal income tax returns and, so long as permitted by the relevant tax authorities, combined New York State and New York City tax reports. New York State and New York City have preliminarily agreed to allow the Company to file combined returns for certain years, and it is anticipated that continued permission will be granted, although no assurance of such permission can be given. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses ("NOLs") between the Company, GMI and the Other GMI Subsidiaries. The Company, however, is not required to pay income or franchise taxes (except certain alternative taxes) to the extent that it can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. The Company is not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities until after all of the Series B Notes are redeemed or paid, and then only for the NOLs used in that or any subsequent year. In addition, the Tax Sharing Agreement provides that GMI and the Other GMI Subsidiaries indemnify the Company from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during ye4ars ending through December 31, 1993.

      The Company, GMI and the Other GMI Subsidiaries also have entered into the Expense Allocation Agreement which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement, including expenses related to the use of and occupancy costs for the Company's principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione and Ms. Keeton), data processing, accounting, production and sales support and administrative personnel. The Company pays such combined expenses and allocates to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of the Company solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit.

      At December 31, 1996, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione. Such loan bears no interest, is due on demand and is personally guaranteed by Mr. Guccione.

      At December 31, 1995, Mr. Marlieb had a loan payable to the Company, pursuant to a promissory note executed by Mr. Marlieb in favor of the Company, in the amount of approximately $68,000. The amount was repaid, with interest, in 1996.

      In 1996 and 1995, the Company sold advertising pages in several of its publications to a Company which is owned by Mr. Marlieb, a director and officer of the Company. The amount charged by the Company for the advertising pages was $81,555 and $87,250 in 1996 and 1995, respectively, which was the average rate paid by all non-affiliated advertisers in each issue the advertising appeared.

      The Company commenced utilizing the services of Avrett, Free & Ginsberg, an advertising agency, in 1994. Such agency provides for the design and placement of media advertising. Mr. Jack Avrett, a director of the Company, is a principal of such firm. The Company paid Avrett, Free & Ginsberg approximately $1.2 and $1.3 million for advertising services in 1996 and 1995, respectively.

      In 1994, GMI made a non-cash contribution of $1.4 million to the Company which represented the calculated tax savings of the Company attributable to the utilized portion of NOLs of GMI. There was no non-cash contribution made in 1995 and 1996.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are being filed as part of this Report:

     (1)  See page F-1 for a listing of consolidated financial statements.

     (2)  See page F-1 for a listing of financial statement schedules.

     (3)  Exhibits:

     Exhibit
        No.     Description
     -------    ------------

     *3.1   --  Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on November 9, 1993.

     *3.2   --  By-Laws of the Company.

     *4.1   --  Indenture, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as trustee ("Trustee"), containing, as exhibits, specimens of Series A Notes and Series
                B Notes.

     *4.2   --  Registration Rights Agreement, dated as of December 21, 1993, between the Company and the Underwriters.

     *4.3   --  Security Agreement, dated December 21, 1993, between the
                Company and Trustee.

     *4.4   --  Pledge Agreement, dated December 21, 1993, between the Company and Trustee.

     *4.5   --  Copyright Security Agreement, dated December 21, 1993, between the Company and Trustee.

     *4.6   --  Trademark Security Agreement, dated December 21, 1993, between the Company and Trustee.

   +*10.1   --  Distribution Agreement, dated September 19, 1977, among Curtis
                Circulation, Penthouse International, Ltd., Forum International,
                Ltd., Viva International, Ltd., Penthouse Photo World, Ltd. and
                Penthouse Poster Press, Ltd.; Amendment No. 1, undated;
                Amendment No. 2, dated September 8, 1982; Amendment No. 3, dated March 18, 1985; and Amendment No. 4, dated February 1,
                1986.

   +*10.2   --  Printing Agreement, dated April 30, 1980, between
                Penthouse International, Ltd. and Meredith Corporation
                (to print Penthouse); Amendment, dated October 23,
                1986; Addendum #8, dated November 7, 1986; Amendment, dated December 8, 1986; Addendum, dated March 20, 1987;
                Amendment, dated November 3, 1987; Addendum, dated
                March 15, 1990; Addendum, dated June 15, 1990; and
                Amendment and Extension, dated September 1, 1992.

   +*10.3   --  Printing Agreement, dated May 1, 1987, between
                Penthouse International, Ltd. and Meredith/Burda (to print Four Wheeler); Amendment, dated November 3, 1987;
                Addendum, dated March 15, 1990; Addendum, dated June 15, 1990;
                Amendment, undated, effective July 1991; and Amendment and Extension, dated September 1, 1992.

     Exhibit
        No.     Description
     -------    ------------

   +*10.4   --   Printing Agreement, dated May 13, 1987, between Penthouse
                 International, Ltd. and Meredith/Burda (to print Girls of
                 Penthouse); Addendum, dated March 15, 1990; Addendum, dated
                 June 15, 1990; and Amendment and Extension, dated September
                 1, 1992.

   +*10.5   --   Printing Agreement, dated July 15, 1991, among Four Wheeler
                 Publishing, Ltd., General Media International, Inc. and R.R.
                 Donnelley & Sons Co. (to print Open Wheel, Stock Car Racing and
                 Super Stock & Drag Illustrated); Amendment and Extension, dated
                 September 1, 1992.

   +*10.6   --   Printing Agreement, dated July 20, 1993, among Hot Talk
                 Publications, Ltd., Penthouse Letters, Ltd., General Media
                 International, Inc. and R.R. Donnelley & Sons Co. (to print Hot
                 Talk and Penthouse Letters).

    *10.7   --   Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

    *10.8   --   Properties and Salary Allocation Agreement, dated December 21,
                 1993, among the Company, GMI and Locusts on the Hudson River
                 Corp.

    *10.9   --   Expense Allocation Agreement, dated December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

    *10.10  --   Tax Sharing and Indemnification Agreement, dated December 21,
                 1993, among the Company, GMI and the Other GMI Subsidiaries.

    *10.11  --   Employment Agreement, dated as of January 1, 1994, between the
                 Company and William F. Marlieb.**

    *10.12  --   Employment Agreement, dated as of January 1, 1994, between the
                 Company and Patrick J. Gavin.**

     10.13  --   Lease, dated as of January 1, 1995, between the Company and
                 Stahl Park Avenue Co., for premises at 277 Park Avenue, New
                 York, New York (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1994).

    +10.14  --   Circulation Subscription Fulfillment Services Agreement, dated
                 September 15, 1994, between Palm Coast Data, Ltd., Penthouse
                 International, Ltd., Omni Publications International, Ltd.,
                 Longevity International, Ltd., Four Wheeler Publishing, Ltd.,
                 Stock Car Racing Publications, Inc., Open Wheel Publications,
                 Inc., Super Stock Publications, Inc., Forum International, Ltd.
                 and Variations Publishing International, Ltd.; Amendment, dated
                 September 16, 1994.

     12.1   --   Statement of Computation of the Ratio of Earnings to Fixed
                 Charges.

     21.1   --   Subsidiaries of the Company.

       27   --   Financial Data Schedule.

----------

* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.
**    Compensatory arrangement.
+ Confidential treatment has been requested with respect to certain information contained in this exhibit.

(b)  Reports on Form 8-K:

            No reports on Form 8-K have been previously filed by the Company.

(c)         Exhibits:

            See paragraph (a)(3) above for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

(d)  Financial Statement Schedules:

            See page S-2 for a listing of financial statement schedules filed as part of this Form 10-K.

                      General Media, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-2


Financial Statements

      Consolidated Balance Sheets, December 31, 1995 and 1996               F-3

      Consolidated Statements of Operations For the Years
         Ended December 31, 1994, 1995 and 1996                             F-5

      Consolidated Statement of Stockholder Deficiency
         For the Years Ended December 31, 1994, 1995
         and 1996                                                           F-6

      Consolidated Statements of Cash Flows For the Years
         Ended December 31, 1994, 1995 and 1996                             F-7

      Notes to Consolidated Financial Statements                      F-9 - F-22


Report of Independent Certified Public Accountants
    on Schedules                                                            S-2

       Schedule II -  Valuation and Qualifying Accounts                     S-3


All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
    General Media, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
----------------------

GRANT THORNTON LLP


New York, New York
February 18, 1997

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                    ASSETS              1995             1996
                                                      ----------       ---------

CURRENT ASSETS
  Cash and cash equivalents (Notes 1-g and 1-i)       $ 4,380,000    $ 7,164,000
  Accounts receivable, net of allowance for
  doubtful accounts of $928,000 in 1995 and
  $1,661,000 in 1996 (Notes 1-b and 1-i)               13,861,000     11,751,000
  Inventories (Notes 1-c and 3)                         7,847,000      5,250,000
  Prepaid expenses and other current
  assets                                                3,443,000      2,692,000
  Due from affiliated companies (Note 9)                  973,000        624,000
                                                      -----------    -----------

  Total current assets                                 30,504,000     27,481,000




PROPERTY AND EQUIPMENT - AT COST;
  net of accumulated depreciation and
  amortization
  (Notes 1-e and 4)                                     5,592,000      4,716,000




OTHER ASSETS
  Intangible assets (Note 1-f)                          4,427,000      3,810,000
  Deferred subscription acquisition costs (Note 1-d)    2,341,000      2,162,000
  Deferred debt issuance costs (Note 5)                 4,967,000      3,977,000
  Loan to affiliated company (Note 9)                   1,086,000      1,086,000
  Rent security deposits                                  676,000        766,000
  Other                                                   686,000        888,000
                                                      -----------    -----------

                                                       14,183,000     12,689,000
                                                      -----------    -----------

                                                      $50,279,000    $44,886,000
                                                      ===========    ===========

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


LIABILITIES AND STOCKHOLDER DEFICIENCY               1995                1996
                                                  ------------       -----------
CURRENT LIABILITIES
  Accounts payable                                $ 13,641,000     $ 13,918,000
  Accrued retail display allowances                  3,590,000        3,391,000
  Deferred subscription revenues (Note 1-b)         14,179,000       10,914,000
  Other liabilities and accrued expenses             2,286,000        1,334,000
  Income taxes payable (Note 6)                        350,000          677,000
                                                  ------------     ------------

  Total current liabilities                         34,046,000       30,234,000


SENIOR SECURED NOTES (Note 5)                       79,112,000       79,290,000


UNEARNED REVENUE (Note 8)                            7,390,000        6,160,000


COMMITMENTS AND CONTINGENCIES
(Notes 5, 6, 7 and 8)


REDEEMABLE WARRANTS (Note 5)                         1,791,000        1,791,000


STOCKHOLDER DEFICIENCY
  Common stock, $.01 par value; authorized,
  1,000,000 shares; issued and outstanding,
  475,000 shares                                         5,000            5,000
  Capital in excess of par value                     1,418,000        1,418,000
  Accumulated deficit (Note 5)                     (73,483,000)     (74,012,000)
                                                  ------------     ------------

                                                   (72,060,000)     (72,589,000)
                                                  ------------     ------------

                                                  $ 50,279,000     $ 44,886,000
                                                  ============     ============


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                            1994              1995            1996
                                                        -----------        ------------     --------

Net revenues (Note 1-b)
  Publishing
    Newsstand                                           $  63,372,000   $  60,350,000   $  54,114,000
    Advertising                                            23,530,000      25,951,000      27,068,000
    Subscription                                           11,498,000      12,674,000      11,558,000
    Other                                                   3,785,000       4,051,000       6,826,000
  Entertainment                                            20,013,000      17,391,000      15,056,000
                                                        -------------   -------------   -------------

                                                          122,198,000     120,417,000     114,622,000
                                                        -------------   -------------   -------------

Operating costs and expenses
  Publishing - production, distribution and editorial      49,616,000      59,680,000      51,690,000
  Entertainment - direct costs                              9,920,000      10,092,000       7,947,000
  Selling, general and administrative (Note 1-h)           45,687,000      48,293,000      42,999,000
  Rent expense from affiliated companies (Note 9)           2,451,000       1,125,000         723,000
  Depreciation and amortization (Notes 1-e and 1-f)         1,237,000       1,593,000       1,877,000
                                                        -------------   -------------   -------------

    Total operating costs and expenses                    108,911,000     120,783,000     105,236,000
                                                        -------------   -------------   -------------

    Income (loss) from operations                          13,287,000        (366,000)      9,386,000

Other income (expense)
  Interest expense                                        (10,474,000)    (10,302,000)     (9,907,000)
  Interest income                                             564,000         541,000         319,000
                                                        -------------   -------------   -------------

    Income (loss) from operations before
    income taxes and extraordinary gain                     3,377,000     (10,127,000)       (202,000)

Provision for income taxes (Notes 1-g and 6)                1,803,000                         327,000
                                                        -------------   -------------   -------------


  Income (loss) from operations before
  extraordinary gain (loss)                                 1,574,000     (10,127,000)       (529,000)

Extraordinary gain from early extinguishment
of debt (Note 5)                                                              656,000
                                                                        -------------   -------------


  NET INCOME (LOSS)                                     $   1,574,000   $  (9,471,000)  $    (529,000)
                                                        =============   =============   =============


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

                  Years ended December 31, 1994, 1995 and 1996


                                                Capital in
                                  Common        excess of   Accumulated
                                  stock         par value     deficit        Total
                                  ------        ----------  ------------     -----

Balance - January 1, 1994         $  5,000                  $(65,586,000)  $(65,581,000)

Net income for the year                                        1,574,000      1,574,000
Contribution to capital by Parent
Company (Note 6)                              $ 1,418,000                     1,418,000
                                  --------   ------------   ------------   ------------

Balance - December 31, 1994          5,000      1,418,000    (64,012,000)   (62,589,000)

Net loss for the year                                         (9,471,000)    (9,471,000)
                                  --------   ------------   ------------   ------------

Balance - December 31, 1995          5,000      1,418,000    (73,483,000)   (72,060,000)

Net loss for the year                                          (529,000)      (529,000)
                                  --------   ------------   ------------   ------------

Balance - December 31, 1996       $  5,000   $  1,418,000   $(74,012,000)  $(72,589,000)
                                  ========   ============   ============   ============



The accompanying notes are an integral part of this statement.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                      1994             1995           1996
                                                    -----------    ------------   --------

Cash flows from operating activities
  Net income (loss)                                 $ 1,574,000   $ (9,471,000)  $  (529,000)
                                                    -----------   ------------   -----------
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities
    Depreciation and amortization                     2,309,000      2,799,000     3,045,000
    Amortization of unearned revenue                   (138,000)    (1,472,000)   (1,230,000)
    Noncash contribution by Parent Company            1,418,000
    Extraordinary gain from early
    extinguishment of debt                                            (656,000)
    Changes in operating assets and liabilities
      Accounts receivable                            (2,565,000)      (287,000)    1,610,000
      Inventories                                      (596,000)      (966,000)    2,597,000
      Other current assets                               93,000       (402,000)      751,000
      Other assets                                   (1,543,000)       372,000      (112,000)
      Accounts payable and accrued expenses           3,231,000     (5,151,000)     (376,000)
      Income taxes payable                           (2,691,000)                     327,000
      Deferred subscription revenue                   1,683,000        931,000    (3,265,000)
                                                    -----------   ------------   -----------

                                                      1,201,000     (4,832,000)    3,347,000
                                                    -----------   ------------   -----------

Net cash provided by (used in) operating
activities                                            2,775,000    (14,303,000)    2,818,000
                                                    -----------   ------------   -----------

Cash flows from investing activities
  Capital expenditures                               (1,327,000)    (4,662,000)     (383,000)
  Payments from unconsolidated foreign affiliate        144,000        268,000
  Advance to related party                            1,000,000
                                                    -----------   ------------   -----------

      Net cash used in investing activities            (183,000)    (4,394,000)     (383,000)
                                                    -----------   ------------   -----------

                      General Media, Inc. and Subsidiaries

                             Year ended December 31,

                                                            1994           1995          1996
                                                        -----------    ------------   -----------

Cash flows from financing activities
  Proceeds from issuance of Senior Secured
  Notes, net of costs                                   $   (398,000)
  Repurchase of Senior Secured Notes                                   $ (4,050,000)
  Advances and other amounts received from
  suppliers                                                1,000,000      8,000,000
  Repayment from (advances to) affiliated companies         (897,000)       (76,000)  $  349,000
                                                        -----------   ------------   -----------

    Net cash provided by (used in) financing activities     (295,000)     3,874,000      349,000
                                                        -----------   ------------   -----------

    NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       2,297,000    (14,823,000)   2,784,000

Cash and cash equivalents at beginning of year            16,906,000     19,203,000    4,380,000
                                                        -----------   ------------   -----------

Cash and cash equivalents at end of year                $ 19,203,000   $  4,380,000   $7,164,000
                                                        ============   ============   ==========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1995 and 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     General Media, Inc. (the "Company"), a wholly-owned subsidiary of General Media International, Inc. ("GMI"), is a multimedia company focused primarily on the adult and automotive enthusiast marketplace. The Company's principal businesses are magazine publishing and adult entertainment. Operating profits of the Publishing and Entertainment segments were 63% and 37%, respectively, of total operating profits in 1996. Men's magazines accounted for approximately 75% of revenues of the publishing segment in 1996, which also includes foreign edition licensing. Penthouse is the most significant trademark of the Publishing segment and is used extensively in magazine publishing and foreign edition licensing. The Company's operations are located primarily in New York City, and the Company has a broad customer base. Approximately 88% of the Company's revenues are derived from customers within the United States.

     Newsstand and advertising revenues accounted for approximately 47% and 24%, respectively, of the Company's revenues in 1996. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for our products. National and economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional conditions and competition from other magazines and forms of media.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     a.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     b.   Revenue Recognition

          Revenue from the sale of magazine subscriptions is recognized over the term of the subscriptions.

          Sales of magazines for retail distribution are recorded on the on-sale date of each issue based on an estimate of the revenue for each issue of the magazine, net of estimated returns. Estimated revenues are adjusted to actual revenues as actual sales information becomes available. The Company receives an advance payment from its distributor at the on-sale date of each issue.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 1 (continued)

          Revenues from advertising are recognized on the on-sale date of each issue in which the advertising was included. Revenues from pay-per-call programs are recorded in the period in which the calls are made, net of estimated chargebacks.

          Revenues from the sales of films and video cassettes are recognized in the period in which the product is shipped. Returns are generally not material. Revenues from product and trademark licensing are recorded in the period in which earned.

     c.   Inventories

          Paper and printing costs are valued at the lower of cost (last-in, first-out method) or market. Editorials and pictorials are valued at actual cost, which is not greater than market. Film and programming costs are the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve months from the film release date.

     d.   Deferred Subscription Acquisition Costs

          The costs of acquiring subscriptions related to direct response marketing are deferred and amortized over the life of the subscriptions, generally twelve to eighteen months, in accordance with the provisions of the AICPA's Statement of Position 93-7 ("SOP 93-7"), "Reporting on Advertising Costs." Amortization of these costs is done on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. The impact of adopting SOP 93-7 in 1995 was immaterial to the Company as the Company was already in compliance with all the statement's accounting provisions.

     e.   Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided by the straight-line method based upon the estimated useful lives of the assets. Furniture and equipment and computer hardware and software are depreciated over 5 years and leasehold improvements are depreciated over 7 years or the life of the lease, whichever is shorter.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 1 (continued)

     f.   Intangible Assets

          Intangible assets are specific advertising accounts, subscriber and circulation lists obtained with acquisition of certain magazine assets and are being amortized over original periods ranging from 7 to 14 years. Goodwill represents the excess of the purchase price over the fair value of assets of business acquired and is amortized other 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill and other intangible assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

          Amortization expense is approximately $858,000, $730,000 and $617,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

          Accumulated amortization is approximately $5,331,000, $6,061,000 and $6,678,000 at December 31, 1994, 1995 and 1996, respectively.

     g.   Statement of Cash Flows

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          Interest paid was $9,689,000, $9,097,000 and $8,740,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     h.   Management Charges

          The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, data processing, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for other corporate overhead costs, executive compensation and costs which principally relate to office space, including interest charges and depreciation. These allocations are based on factors determined by management of the Company to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 1 (continued)

          In the opinion of management, the results of operations of the Company reflect all of the Company's costs, including salaries, rent, depreciation, legal and accounting services and other general and administrative costs.

     i.   Concentration and Fair Value of Financial Instruments

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. The Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. As of December 31, 1995 and 1996, the amount due from one advertising agency represented approximately 25% and 14% of the accounts receivable balance, respectively. The Company routinely assesses the financial strength of its customers and newsstand distributor and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates fair market value. Based upon the quoted market prices, the fair value of the Company's Senior Secured Notes is $65,400,000 as of December 31, 1996.

     j.   Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.   Reclassification of Prior Periods

          Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 2 - LIQUIDITY

     Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.


NOTE 3 - INVENTORIES

     Inventories include the following at December 31, 1995 and 1996:

                                                       1995            1996
                                                    -------------   -----------

     Paper and printing                           $ 4,792,000      $ 2,581,000
     Editorials and pictorials                      1,785,000        2,288,000
     Film and programming costs                     2,483,000        1,094,000
                                                  -----------      -----------

                                                    9,060,000        5,963,000
     LIFO allowance - paper and printing           (1,213,000)        (713,000)
                                                  -----------      -----------

                                                  $ 7,847,000      $ 5,250,000
                                                  ===========      ===========

          The last-in, first-out ("LIFO") method was used for determining the cost of approximately 25% and 11% of inventories at December 31, 1995 and 1996, respectively.

          The utilization of the LIFO method increased (decreased) loss from operations before income taxes by approximately $116,000 and $(500,000) for the years ended December 31, 1995 and 1996, respectively. The utilization of the LIFO method decreased income before income taxes $392,000 for the year ended December 31, 1994.


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1995 and 1996 consist of:

                                                     1995              1996
                                                   -------------   -----------

     Furniture and equipment                     $ 7,011,000       $ 7,032,000
     Leasehold improvements                        2,513,000         2,477,000
     Computer hardware and software                1,643,000         1,985,000
     Other                                            66,000            66,000
                                                 -----------       -----------

                                                  11,233,000        11,560,000

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 4 (continued)

                                                        1995            1996
                                                     -------------   -----------

     Accumulated depreciation and amortization      $(5,641,000)    $(6,844,000)
                                                    -----------     -----------

                                                    $ 5,592,000     $ 4,716,000
                                                    ===========     ===========


NOTE 5 - SENIOR SECURED NOTES

     On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. The Notes are not redeemable prior to December 31, 1998, except as discussed below. The Notes can be redeemed at the option of the Company during the period beginning on December 31, 1998 at 104% of the principal amount of the Notes and beginning December 31, 1999 and thereafter at 100% of the principal amount of the Notes.

     The Company also issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants entitle the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants are exercisable for a period of seven years and, beginning in 1999, the holders have the right to require the Company to purchase for cash all of the Warrants at their fair value. The Company recorded the Warrants at fair value determined to be $1,841,000. Debt issuance costs, consisting of placement agent commissions, and professional and underwriters' fees totalling approximately $7,141,000, are being amortized over seven years.

     In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Senior Secured Notes, including 5,000 warrants, for cash of $4,050,000. The resulting gain of $656,000 from this transaction is reported in the accompanying statement of operations as an extraordinary gain during the year ended December 31, 1995.

     The Notes are secured by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash and cash equivalents.

     The Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"). Each of the Subsidiary Guarantors is

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996



NOTE 5 (continued)

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

     The indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81.6) million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of December 31, 1996, the Company was in compliance with all such covenants.


 NOTE 6 - INCOME TAXES

     The components of the provision for income taxes attributable to income from operations were as follows:

                                        1994            1995            1996
                                    -----------       ----------      --------

     Current
       U.S. Federal                 $ 1,181,000       $       -              -
       State and local                  297,000               -              -
       Foreign                          350,000               -       $327,000
                                    -----------        --------       --------

                                      1,828,000               -        327,000
                                    -----------        --------       --------

     Deferred
       U.S. Federal                     (20,000)              -              -
       State and local                   (5,000)              -              -
                                    -----------        --------       --------

                                        (25,000)              -              -
                                    -----------        --------       --------

                                    $ 1,803,000       $       -       $327,000
                                    ===========        ========       ========

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 6 (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31, were as follows:

                                                        1995           1996
                                                    ------------    -----------

     Deferred tax assets
       Reserve for doubtful accounts               $    390,000   $    697,000
       Reserve for newsstand returns                    497,000        497,000
       Capitalized inventory costs                      200,000        188,000
       Depreciation and amortization                                   209,000
       Loss carryforwards                            33,600,000     39,668,000
                                                   ------------   ------------

                                                     34,687,000     41,259,000
       Less valuation allowance                     (33,589,000)   (40,374,000)
                                                   ------------   ------------

                                                      1,098,000        885,000
                                                                  ------------
     Deferred tax liabilities
       Deferred subscription acquisition costs          983,000        885,000
       Depreciation and amortization                    115,000
                                                   ------------   ------------

                                                      1,098,000        885,000
                                                   ------------   ------------

     Net deferred tax asset                         $         -    $         -
                                                   ============   ============

     A valuation allowance is recorded against tax assets which are not likely to be realized. Specifically, the carryforwards are available to expire at specific dates. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforwards.

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 6 (continued)

                                                                          1994
                                                                          ----

     U.S. statutory rate                                                  34.0%
     State tax on income, net of
     Federal tax benefit                                                   5.7
     Foreign income taxes                                                 10.3
     All others, net                                                       3.4
                                                                          -----

     Effective tax rate                                                   53.4%
                                                                          ====


     Included in the provision for deferred Federal income taxes for the year ended December 31, 1994, are the effects of temporary differences, as follows:

                                                                         1994
                                                                         ----

     Depreciation and amortization                                     $ 10,000
     Deferred subscription acquisition
     costs                                                              (42,000)
     Reserve for doubtful accounts                                       33,000
     All others, net                                                    (21,000)
                                                                       --------

                                                                       $(20,000)
                                                                       ========

     The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of income for the year ended December 31, 1994, is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement, the Company will not be required to remit income taxes to GMI to the extent that taxes are not payable, due to the utilization of available net operating loss carryovers. GMI has available for Federal income tax purposes net operating losses aggregating approximately $94.4 million which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending in 2004 to 2011. The Company's ability to utilize net operating losses may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


 NOTE 6 (continued)

     regulations. The amount of taxes that the Company would have paid in 1994 had GMI's net operating losses not been made available to the Company was $1,418,000 and that amount has been recorded as a contribution to capital by Parent Company in the accompanying financial statements.

     The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for the years ended 1979 through 1985. New York State and New York City have completed audits through tax years 1992 and 1993, respectively. The Company is currently subject to an audit by foreign tax authorities and has provided a reserve of $657,000 against such audits in the accompanying balance sheet as of December 31, 1996. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities.

     In 1993, the Company agreed to pay up to $26,000,000 to satisfy a portion of the actual and potential tax liabilities of GMI and its subsidiaries through 1993. This liability has been fully paid since 1994. GMI has agreed to indemnify the Company for any income tax liabilities with respect to taxable periods ended prior to 1994 in excess of the $26,000,000. If GMI does not have the resources to pay the tax assessments, the Company will be liable for any deficiency. Management believes that GMI has sufficient assets to pay any likely assessments in excess of $26,000,000.


 NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Litigation

     In May 1996, an action was brought by two celebrities against the Company alleging the possession and intent to publish certain photographs in Penthouse magazine. The amended complaint demands damages in an unspecified amount, an injunction against the publication of the photographs and punitive damages. In September 1996, the same celebrities brought another action against the

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


 NOTE 7 (continued)

     Company, claiming that an article published about them violated their privacy, and demanded an injunction and unspecified damages. The Company believes that these claims are without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

     In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Mens Adventure Comix. The complaint alleges RICO violations, breach of contract, trademark and copyright infringement and other charges and demands damages in excess of $20 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

     There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases is not reasonably likely to have a material effect on the Company's financial statements.

     Leases

     The Company leases office space in several cities under operating leases at various dates through December 2002. The leases require annual payments of approximately $2,300,000 in 1997 through 2002. Rent expense under operating leases was $261,000, $2,000,000 and $2,480,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

     Employee Benefit Plan

     The Company's employees may participate in a GMI-sponsored employee profit sharing and deferred compensation (401(k)) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1994, 1995 and 1996.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


 NOTE 8 - UNEARNED REVENUE

     During 1995, the Company received amounts aggregating $8,000,000 from two distributors of Company products. One advance, totalling $5,000,000, represents an advance payment which will be recognized as revenue as Company products are sold through the distributor. The other advance, totalling $3,000,000, represents an incentive to sign a new ten-year agreement with the distributor and will be recognized as revenue on a straight-line basis over the term of the contract.

     During 1994, the Company received $1,000,000 from a distributor of certain of its products. The advance is being recognized as revenue over the term of the contract (ten years).


NOTE 9 - RELATED PARTIES

     Included in the accompanying statement of operations are allocated expenses for the use of the Company's corporate and executive offices owned by affiliated companies. The following represents allocated expenses incurred by the Company for the business use of these facilities for the years ended December 31, 1994, 1995 and 1996:

                                            1994           1995          1996
                                         ----------     ----------     --------

     Corporate office                    $1,403,000     $  266,000
     Executive office                     1,048,000        859,000     $723,000
                                         ----------     ----------     --------

     Rent expense from affiliated
     companies                           $2,451,000     $1,125,000     $723,000
                                         ==========     ==========     ========

     On November 26, 1993, the Company entered into a Property and Salary Allocation Agreement (the "Agreement") with GMI and a subsidiary of GMI which allows the Company to be charged for the cost of utilizing executive offices owned by GMI and a subsidiary of GMI. The charges are based upon an estimate of the portion of the executive offices used by the Company and the cost of utilizing comparable facilities as determined by the nonemployee members of the Board of Directors of the Company.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


 NOTE 9 (continued)

     The Agreement also allows for the Company to be charged for salaries of the Chairman of the Board and Chief Executive Officer, and the Vice Chairman of the Board and Chief Operating Officer of the Company, which are paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

     On November 26, 1993, the Company entered into an Expense Allocation Agreement with GMI and its subsidiaries which allows the Company to pay certain shared common indirect expenses. GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1995 and 1996 was $973,000 and $624,000, respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts.

     The Company has an unsecured loan receivable from an entity which is owned by the Company's principal shareholder. The loan amounted to $1,086,000 at December 31, 1995 and 1996. The loan is due on demand, bears no interest and is guaranteed by the Company's principal shareholder.


 NOTE 10 - SEGMENT INFORMATION

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1994, 1995 and 1996.

     Total revenue and operating profit (loss) by business segment include only sales to unaffiliated customers, as reported in the Company's consolidated statements of operations.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1995 and 1996


NOTE 10 (continued)

     Income (loss) from operations by business segment is total revenue, less operating expenses. In computing operating profit (loss) by business segment, none of the following items have been included: affiliated advertising income and expense, interest income and expense, income taxes and other miscellaneous and unusual items.

     Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate items are principally cash and cash equivalents, deferred charges and nonoperating receivables from related parties.

     No geographic area outside the United States was material relative to consolidated revenues, operating profits or identifiable assets.

                                                                    Entertain-    Corporate
                                                      Publishing     ment          items          Consolidated
                                                      ----------    ----------   ----------       ------------

     1996
     Sales to customers                            $  99,566,000   $15,056,000                   $ 114,622,000
     Income from operations                            5,958,000     3,428,000                       9,386,000
     Identifiable assets                              29,126,000     2,909,000  $  12,851,000       44,886,000
     Depreciation and amortization                     1,822,000        55,000                       1,877,000
     Capital expenditures                                171,000       212,000                         383,000

     1995
     Sales to customers                            $ 103,026,000   $17,391,000                   $ 120,417,000
     Income (loss) from operations                    (2,750,000)    2,384,000                        (366,000)
     Identifiable assets                              34,743,000     4,130,000  $  11,406,000       50,279,000
     Depreciation and amortization                     1,565,000        28,000                       1,593,000
     Capital expenditures                              4,606,000        56,000                       4,662,000

     1994
     Sales to customers                            $ 102,185,000   $20,013,000                   $ 122,198,000
     Income from operations                            7,416,000     5,871,000                      13,287,000
     Identifiable assets                              28,498,000     6,034,000  $  27,716,000       62,248,000
     Depreciation and amortization                     1,209,000        28,000                       1,237,000
     Capital expenditures                              1,327,000                                     1,327,000

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors
    General Media, Inc. and Subsidiaries


In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated February 18, 1997, we have also audited Schedule II as of December 31, 1996, 1995 and 1994, and for each of the three years in the period ended December 31, 1996.

In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP


New York, New York
February 18, 1997

                      General Media, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1996, 1995 and 1994

                Column A                 Column B              Column C              Column D          Column E
                --------                 --------             Additions              --------          --------
                                                       -----------------------
                                                                     Charged to
                                        Balance at     Charged to      other                           Balance at
                                        beginning      costs and     accounts -     Deductions -         end of
              Description               of period      expenses       describe       describe            period
              -----------               ---------      --------       --------       --------            ------
Year ended December 31, 1996
    Allowance for doubtful accounts     $1,192,000     $677,000                      $(208,000)(a)     $1,661,000
                                        ==========     ========                      =========         ==========


Year ended December 31, 1995
    Allowance for doubtful accounts     $  503,000     $757,000                      $ (68,000)(a)     $1,192,000
                                        ==========     ========                      =========         ==========


Year ended December 31, 1994
    Allowance for doubtful accounts     $  607,000     $103,000                      $(207,000)(a)     $  503,000
                                        ==========     ========                      =========         ==========

(a) Accounts written off, net of recoveries.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MEDIA, INC.


By:  /s/ Robert C. Guccione                                       March 26, 1997
     ----------------------
     Robert C. Guccione,
     Chairman of the Board;
     Chief Executive Officer;
     Publisher
     (Principal Executive Officer)


By:  /s/ Patrick J. Gavin                                         March 26, 1997
     --------------------
     Patrick J. Gavin,
     Executive Vice President-
     Chief Financial Officer and Treasurer
     (Principal Financial Officer and
     Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                     Title                   Date
           ---------                     -----                   ----


/s/ Robert C. Guccione       Chairman of the Board,          March 26, 1997
----------------------       Chief Executive Officer,
Robert C. Guccione           Publisher and Director


/s/ Kathryn Keeton Guccione  Vice Chairman and Director      March 26, 1997
---------------------------
Kathryn Keeton Guccione


/s/ Eugene Boffa, Jr.        President and Chief Operating   March 26, 1997
---------------------        Officer
    Eugene Boffa, Jr.


/s/ Patrick J. Gavin         Executive Vice President-       March 26, 1997
--------------------         Chief Financial Officer
Patrick J. Gavin             and Treasurer and Director


/s/ William F. Marlieb      President/Marketing, Sales and   March 26, 1997
----------------------      Circulation and Director
William F. Marlieb


/s/ John L. Decker          Director                         March 26, 1997
----------------------
John L. Decker


/s/ Phyllis Schwebel        Director                         March 26, 1997
--------------------
Phyllis Schwebel


/s/ Jack Avrett             Director                         March 26, 1997
---------------
Jack Avrett

                                  EXHIBIT INDEX

   Exhibit                                                                      Sequential
      No.        Description                                                    Numbering
   -------       -----------                                                    ----------

    *3.1   --    Certificate of Incorporation of the Company, filed with the
                 Secretary of State of Delaware on November 9, 1993.

    *3.2   --    By-Laws of the Company.

    *4.1   --    Indenture, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as trustee ("Trustee"), containing, as exhibits, specimens of Series A Notes and Series
                 B Notes.

    *4.2   --    Registration Rights Agreement, dated as of December 21, 1993, between the Company and the Underwriters.

    *4.3   --    Security Agreement, dated December 21, 1993, between the
                 Company and Trustee.

    *4.4   --    Pledge Agreement, dated December 21, 1993,  between the Company and Trustee.

    *4.5   --    Copyright Security Agreement, dated December 21, 1993, between the Company and Trustee.

    *4.6   --    Trademark Security Agreement, dated December 21, 1993, between the Company and Trustee.

  +*10.1   --    Distribution Agreement, dated September 19, 1977, among Curtis
                 Circulation, Penthouse International, Ltd., Forum International,
                 Ltd., Viva International, Ltd., Penthouse Photo World, Ltd. and
                 Penthouse Poster Press, Ltd.; Amendment No. 1, undated;
                 Amendment No. 2, dated September 8, 1982; Amendment No. 3, dated March 18, 1985; and Amendment No. 4, dated February 1,
                 1986.

  +*10.2   --    Printing Agreement, dated April 30, 1980, between Penthouse
                 International, Ltd. and Meredith Corporation (to print
                 Penthouse); Amendment, dated October 23, 1986; Addendum #8, dated November 7, 1986; Amendment, dated December 8, 1986;
                 Addendum, dated March 20, 1987; Amendment, dated November 3,
                 1987; Addendum, dated March 15, 1990; Addendum, dated June 15,
                 1990; and Amendment and Extension, dated September 1, 1992.

   Exhibit                                                                      Sequential
      No.        Description                                                    Numbering
   -------       -----------                                                    ----------

  +*10.3   --    Printing Agreement, dated May 1, 1987, between Penthouse
                 International, Ltd. and Meredith/Burda (to print Four Wheeler);
                 Amendment, dated November 3, 1987; Addendum, dated March 15,
                 1990; Addendum, dated June 15, 1990; Amendment, undated,
                 effective July 1991; and Amendment and Extension, dated
                 September 1, 1992.

  +*10.4  --     Printing Agreement, dated May 13, 1987, between Penthouse
                 International, Ltd. and Meredith/Burda (to print Girls of
                 Penthouse); Addendum, dated March 15, 1990; Addendum, dated
                 June 15, 1990; and  Amendment and Extension, dated September 1,
                 1992.

 +*10.5   --     Printing Agreement, dated July 15, 1991, among Four Wheeler
                 Publishing, Ltd., General Media International, Inc. and R.R.
                 Donnelley & Sons Co. (to print Open Wheel, Stock Car Racing and
                 Super Stock & Drag Illustrated); Amendment and Extension, dated
                 September 1, 1992.

 +*10.6   --     Printing Agreement, dated July 20, 1993, among Hot Talk
                 Publications, Ltd., Penthouse Letters, Ltd., General Media
                 International, Inc. and R.R. Donnelley & Sons Co. (to print Hot
                 Talk and Penthouse Letters).

  *10.7   --     Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

  *10.8   --     Properties and Salary Allocation Agreement, dated December 21,
                 1993, among the Company, GMI and Locusts on the Hudson River
                 Corp.

  *10.9   --     Expense Allocation Agreement, dated December 21, 1993, between the Company, GMI and the Other GMI Subsidiaries.

  *10.10  --     Tax Sharing and Indemnification Agreement, dated December 21,
                 1993, among the Company, GMI and the Other GMI Subsidiaries.

  *10.11  --     Employment Agreement, dated as of January 1, 1994, between the
                 Company and William F. Marlieb.**

  *10.13  --     Employment Agreement, dated as of January 1, 1994, between the
                 Company and Patrick J. Gavin.**


   Exhibit                                                                      Sequential
      No.        Description                                                    Numbering
   -------       -----------                                                    ----------

   10.14  --     Lease, dated as of January 1, 1995, between the Company and
                 Stahl Park Avenue Co., for premises at 277 Park Avenue,
                 New York, New York (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1994).

  +10.15  --     Circulation Subscription Fulfillment Services Agreement, dated
                 September 15, 1994, between Palm Coast Data, Ltd., Penthouse
                 International, Ltd., Omni Publications International, Ltd.,
                 Longevity International, Ltd., Four Wheeler Publishing, Ltd.,
                 Stock Car Racing Publications, Inc., Open Wheel Publications,
                 Inc., Super Stock Publications, Inc. Forum International, Ltd.
                 and Variations Publishing International, Ltd.; Amendment, dated
                 September 16, 1994.

   12.1   --     Statement of Computation of the Ratios of Earnings to Fixed
                 Charges.

   21.1   --     Subsidiaries of the Company.


     27   --     Financial Data Schedule.


----------
* Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.
**    Compensatory arrangement.
+ Confidential treatment has been requested with respect to certain information contained in this exhibit.