Form 10-Q
period 1997-03-31
GENERAL MEDIA INC
filed 1997-05-15
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) of the Securities Exchange Act of 1934


                                                        Commission
For the Quarterly Period Ended March 31, 1997           File No. 33-76716

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

                                 (212) 702-6000
------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                            Yes   X          No
                               ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 12, 1997
               -----                         ---------------------------
   Common stock, $.01 par value                        475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements                            3

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                      8


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                              14

         Item 2.           Changes in Securities                         N/A

         Item 3.           Defaults Upon Senior Securities               N/A

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                           N/A

         Item 5.           Other Information                             N/A

         Item 6.           Exhibits and Reports on Form 8-K               14

Signature                                                                 15

Exhibit Index                                                             16

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                         Three months ended
                                                              March 31,
                                                        1996              1997
                                                     --------          --------
Net revenues
  Publishing
     Newsstand                                       $ 13,219          $ 11,096
     Advertising                                        6,991             6,361
     Subscription                                       2,931             2,734
     Other                                              1,122               981

     Entertainment                                      3,764             2,924
                                                     --------          --------
                                                       28,027            24,096
                                                     --------          --------
Operating costs and expenses
  Publishing-production, distribution and editorial    13,245            11,204
  Entertainment- direct costs                           1,830             1,649
  Selling, general and administrative                  11,294             9,873
  Rent expense from affiliated companies                  220               124
  Depreciation and amortization                           440               461
                                                     --------          --------
          Total operating costs and expenses           27,029            23,311
                                                     --------          --------
          Income from operations                          998               785
                                                     --------          --------
Other income (expense)
  Interest expense                                     (2,476)           (2,477)
  Interest income                                          55               128
                                                     --------          --------
           NET LOSS                                    (1,423)           (1,564)
                                                     ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)
                                                        December 31,  March 31,
                                                            1996        1997
                                                        ------------  ---------
                        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                            $  7,164    $  7,856
     Accounts receivable, net of allowance
        for doubtful accounts                               11,751      13,434
     Inventories                                             5,250       4,493
     Prepaid expenses and other current assets               2,692       3,274
     Due from affiliated companies                             624         595
                                                          --------    --------
                      Total current assets                  27,481      29,652

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                           4,716       4,487

OTHER ASSETS
     Intangible assets, net                                  3,810       3,656
     Deferred subscription aquisition costs                  2,162       2,002
     Deferred debt issuance costs, net                       3,977       3,730
     Loan to affiliated company                              1,086       1,086
     Other                                                   1,654       1,618
                                                          --------    --------
                                                            12,689      12,092
                                                          --------    --------
                                                          $ 44,886    $ 46,231
                                                          ========    ========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                     $ 13,918    $ 13,698
     Deferred subscription revenue                          10,914      12,001
     Other liabilities and accrued expenses                  5,402       7,721
                                                          --------    --------
                      Total current liabilities             30,234      33,420

SENIOR SECURED NOTES                                        79,290      79,334

UNEARNED REVENUE                                             6,160       5,839

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                          1,791       1,791

STOCKHOLDERS' DEFICIENCY
     Common stock, $.01 par value; 1,000,000
        shares; issued and outstanding, 475,000 shares           5           5
     Capital in excess of par value                          1,418       1,418
     Accumulated distributions, net of retained earnings   (74,012)    (75,576)
                                                          --------    --------
                                                           (72,589)    (74,153)
                                                          --------    --------
                                                          $ 44,886    $ 46,231
                                                          ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                                      Three months ended
                                                                           March 31,
                                                                   1996              1997
                                                               -------------     ------------
Cash flows from operating activities
Net loss                                                         ($ 1,423)         ($ 1,564)
Adjustments to reconcile net loss to
     cash used in operating activities
     Depreciation and amortization                                    440               461
     Amortization of debt issuance costs and discounts                292               292
     Net change in operating assets and liabilities                 3,662             1,552
                                                                 --------          --------
          Net cash provided by operating activities                 2,971               741
                                                                 --------          --------
Cash flows from investing activities
     Capital expenditures                                             (73)              (78)
                                                                 --------          --------
          Net cash  used in investing activities                      (73)              (78)
                                                                 --------          --------
Cash flows from financing activities
     Repayments by(advances to) affiliated companies                 (380)               29
                                                                 --------          --------
          Net cash provided by (used in) financing activities        (380)               29
                                                                 --------          --------
          Net increase in cash and cash equivalents                 2,518               692

Cash and cash equivalents at beginning of period                    4,380             7,164
                                                                 --------          --------
Cash and cash equivalents at end of period                       $  6,898          $  7,856
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

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)

1.   Basis of Preparation

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 1996 has been derived from the audited financial statements at that date.


2.   Inventories

Inventories consist of the following:

                                              December 31,    March 31,
                                                 1996           1997
                                              ------------    ---------
Paper and printing                             $  2,581       $  2,235
Editorials and pictorial                          2,288          2,208
Film and programming costs                        1,094            909
                                               --------       --------
                                                  5,963          5,352
Less- LIFO allowance-paper and printing             713            859
                                               --------       --------
                                               $  5,250       $  4,493
                                               ========       ========

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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 1997, the Company was in compliance with all such covenants.

Should the Company incur losses in the future, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof .

5.   Statement of Cash Flows

Cash payments made for interest during the three months ended March 31, 1997 and 1996 were $60,000, respectively.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per- call telephone lines, videocassettes, pay-per-view programming, CD-ROM interactive products and internet services.

Results of Operations (Three  Months Ended  March 31, 1997  vs. 1996)

The Company's revenues were $24.1 million for the three months ended March 31, 1997, compared to revenues of $28.0 million for the three months ended March 31, 1996, a decrease of $3.9 million. Newsstand revenues were $11.1 million and $13.2 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $2.1 million. Newsstand revenues for Mens' Magazines were $9.9 and $11.9 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $2.0 million. Newsstand revenues from the Automotive Magazines were $1.2 million and $1.4 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.2 million. Advertising revenues were $6.4 million and $7.0 million for the three months ended March 31, 1997 and 1996, respectively, a decrease $0.6 million. The decrease in advertising revenues is attributable to a $0.7 million decrease in Mens' Magazines, partially offset by a $0.1 million increase in Automotive Magazines. Subscription revenues were $2.7 million and $2.9 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.2 million. The decrease in subscription revenues is attributable to a $0.1 million decrease in revenues from Mens' Magazines and a $0.1 million decrease in revenues from Automotive Magazines. Revenues for the Entertainment segment were $2.9 million and $3.8 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.9 million. Revenues from the Company's video business decreased $0.4 million, revenues from the Company's pay-per-call business decreased $0.1 million and revenues from the Company's internet business decreased $0.3 million during the three months ended March 31, 1997, as compared to the three month period ended March 31, 1996.

Income from operations was $0.8 million for the three months ended March 31, 1997, compared to $1.0 million for the three months ended March 31, 1996. Income from operations was positively impacted by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as lower selling expenses associated with lower sales, headcount reductions due to corporate restructuring and other spending efficiencies, which reduced selling, general and administrative costs in 1997.

Net non-operating expenses were $2.4 million for the three months ended March 31, 1997 and 1996. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended March 31, 1997 and 1996.

Net loss for the three months ended March 31, 1997 was ($1.6 ) million, compared to ($1.4) million for the three months ended March 31, 1996, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                        Income
                              Net Revenue           from operations
                              -----------           ---------------
                                 Three                   Three
                             Months Ended             Months Ended
                               March 31,               March 31,
                              -----------           ---------------
                            1996       1997          1996       1997
                            ----       ----          ----       ----
Publishing Segment         $  24.2    $  21.2       $  0.2     $  0.8
Entertainment Segment          3.8        2.9          0.8        0.0
                           -------    -------       ------     ------
                           $  28.0    $  24.1       $  1.0     $  0.8
                           =======    =======       ======     ======

Publishing Segment
The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                             Income (loss)
                                      Net Revenue           from operations
                                      -----------           ---------------
                                         Three                   Three
                                     Months Ended             Months Ended
                                       March 31,               March 31,
                                      -----------           ---------------
                                    1996       1997          1996       1997
                                    ----       ----          ----       ----
Penthouse Magazine and
   the Affiliate Publications      $  18.3    $  15.3       $ (0.8)    $ (0.4)
Foreign edition licensing              0.6        0.7          0.4        0.6
Automotive Magazines                   5.3        5.2          0.6        0.6
                                   -------    -------       ------     ------
                                   $  24.2    $  21.2       $  0.2     $  0.8
                                   =======    =======       ======     ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $15.3 million and $18.3 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $3.0 million. Newsstand revenue for the three months ended March 31, 1997 was $9.9 million, compared to $11.9 million for the three months ended March 31, 1996, a decrease of $2.0 million. The decrease in newsstand revenue is primarily attributable to a decrease of 14% in the number of newsstand copies sold of Penthouse magazine, as well as a decrease of 18% in the number of newsstand copies sold of the Affiliate Publications during the three months ended March 31, 1997, as compared to the 1996 period. The decline in newsstand revenue and newsstand copies sold was also due to one less issue of Penthouse Letters being published during the three months ended March 31, 1997, as compared to the 1996 period. Advertising revenue was $3.2 million for the three months ended March 31, 1997, compared to $4.0 million for the three months ended March 31, 1996, an decrease of $0.8 million. The decline in advertising revenue is primarily attributable to a 12% decrease in ad pages sold in Penthouse magazine for the three months ended March 31, 1997, as compared to the 1996 period. The Affiliate Publications experienced a 37% decline in advertising pages sold during the three months ended March 31, 1997, compared to the 1996 period. The decline was also due to one less issue of Penthouse Letters being published during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Subscription revenue was $1.8 million and $2.0 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.2 million. This decrease is attributable to a 19% decline in the number of subscription copies sold, partially offset by a higher average rate per subscription copy sold. The increased rate per copy was due primarily to a change in the mix of sales between agency sales, which generate a low per copy remit rate, and direct to customer sales. Other revenue was $0.3 million for the three months ended March 31, 1997, compared to $0.5 million for the three months ended March 31, 1996, a decrease of $0.2 million. The decrease in other revenues is primarily attributable to a decrease in revenues received from the sale of past issues of the Company's publications sold as value-packs and a decrease in royalty revenue.

Publishing-production, distribution and editorial expenses were $8.7 million for the three months ended March 31, 1997, compared to $10.3 million for the three months ended March 31, 1996, a decrease of $1.6 million. Paper costs were $3.1 million for the three months ended March 31, 1997, compared to $4.2 million for the three months ended March 31, 1996, a decrease of $1.1 million. The decrease is due both to a decline in the cost of paper and the reduced number of copies printed of certain publications, as well as the company publishing one less issue of Penthouse Letters during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Print costs were $3.5 million for the three months ended March 31, 1997, compared to $3.6 million for the three months ended March 31, 1996, a decrease of $0.1 million. The decrease is attributable to the decreased number of copies printed and to the printing of one less issue of Penthouse Letters during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. These savings were partially offset by higher printing costs in 1997. Distribution costs were $1.2 million for the three months ended March 31, 1997, compared to $1.6 million for the three months ended March 31, 1996, a decrease of $0.4 million. The decrease is attributable to fewer copies being distributed and lower costs associated with Value Packs. Editorial costs were $0.9 million for the three months ended March 31, 1997, compared to $1.0 million for the three months ended March 31, 1996, a decrease of $0.1 million, due to decreased spending levels in Penthouse Comix and Forum, partially offset by higher writeoffs of obsolete pictorial inventory. During the three months ended March 31, 1997 the adjustment to the LIFO reserve resulted in increased expense of $0.4 million, as compared to the 1996 period.

Selling, general and administrative expenses were $6.7 million for the three months ended March 31, 1997, compared to $8.4 million for the three months ended March 31, 1996, a decrease of $1.7 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1997, as a result of corporate restructuring ($0.5 million), lower advertising expenditures and related costs($0.5 million) and lower retail display allowances taken by retailers due to lower newsstand sales($0.3 million). Additionally, corporate overhead allocations to the Mens Magazine group was less ($0.5 million) during the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended March 31, 1997, compared to $0.2 million for the three months ended March 31, 1996, a decrease of $0.1 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.2 million and $0.3 million for the three months ended March 31, 1997 and 1996, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.7 million and $0.6 million for the three months ended March 31, 1997 and 1996, respectively. This increase is due primarily to the addition of four new licensees in 1997, partially offset by the loss of one licensee.

 Selling, general and administrative expenses were $0.1 million and $0.2 million for the three months ended March 31, 1997 and 1996, respectively. This decrease is attributable to a lowering of the reserve for doubtful accounts of $0.1 million and a reduction of consulting fees of $0.1 million, offset by higher corporate overhead allocations of $0.1 million during the three months ended March 31, 1997, as compared to the three months ended March 31,1996.

Automotive Magazines

Revenues for the Automotive Magazines were $5.2 million for the three months ended March 31, 1997, compared to revenues of $5.3 million for the three months ended March 31, 1996, a decrease of $0.1 million. Newsstand revenues were $1.2 million and $1.4 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.2 million due primarily to an automotive special issue being published during the three months ended March 31, 1996. Advertising revenues were $3.1 million for the three months ended March 31, 1997, compared to $3.0 million for the three months ended March 31, 1996, an increase of $0.1 million, resulting primarily from an increase in advertising page rates and an increase in advertising pages sold. Subscription revenues were $0.9 million and $1.0 million for the period ended March 31, 1997 and 1996, respectively, a decrease of $0.1 million due primarily to a decline in subscription circulation.

Publishing-production, distribution and editorial expenses were $2.5 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively, a decrease of $0.5 million. Paper costs were $0.9 million for the three months ended March 31, 1997, compared to $1.2 million for the three months ended March 31, 1996, a decrease of $0.3 million. The decrease in paper costs is primarily attributable to a significant decrease in the cost of paper and an automotive special being published during the three months ended March 31, 1996, partially offset by costs associated with more magazine copies being printed and more pages per issue. Print costs were $1.0 million and $1.1 million for the three months ended March 31, 1997 and 1996, a decrease of $0.1 million. The decrease is primarily attributable to an automotive special issue being published during the three months ended March 31, 1996, offset by increased cost associated with the higher number of magazine copies printed and pages per issue. Distribution costs were $0.5 million for the three months ended March 31, 1997 and March 31, 1996. Editorial costs were $0.1 million for the three months ended March 31, 1997 and 1996.

Selling, general and administrative expenses were $1.9 million and $1.6 million for the three months ended March 31, 1997 and 1996, respectively, an increase of $0.3 million. The increase is attributable to an increase in corporate overhead allocations charged to the Automotive Magazines during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996.

Depreciation and amortization was $0.2 million for the three months ended March 31, 1997, compared to $0.1 million for the three months ended March 31, 1996, an increase of $0.1 million.

Entertainment Segment

Revenues from the Entertainment Segment were $2.9 million for the three months ended March 31, 1997, compared to $3.8 million for the three months ended March 31, 1996, a decrease of $0.9 million. The Company's video and CD-ROM business revenues decreased $0.4 million, the pay-per-call business revenues decreased $0.1 million and the internet business revenues decreased $0.3 million. The Company's video division revenue decrease is primarily due to fewer videocassettes sold through the Company's national wholesale distributor and lower video licensing revenues during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Furthermore, the Company has discontinued its CD-ROM products and accordingly there was no revenues during the three months ended March 31,1997, as compared to $0.2 million for the three months ended March 31, 1996. The decrease in pay-per-call revenues is partially attributable to lower circulation of the Company's Mens Magazines. Internet revenues were lower as a result of technical problems encountered in the transition to a new server hosting the Company's internet site software. These problems were resolved in March 1997 and the Company again began receiving revenues during that month.

Direct costs were $1.6 million for the three months ended March 31, 1997, compared to $1.8 million for the three months ended March 31, 1996, a decrease of $0.2 million. The Company's video division experienced a $0.2 million decrease in direct expenses primarily associated with lower video production costs and lower fulfillment and distribution costs associated with a lower sales volume.

Selling, general and administrative expenses were $1.2 million for the three months ended March 31, 1997 and March 31, 1996.Corporate overhead allocations were $0.2 million higher during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, offset by lower legal fees and consulting costs of $0.2 million during the 1997 period.

Liquidity and Capital Resources

At March 31, 1997, the Company had $ 7.9 million in cash and cash equivalents, compared to $7.2 million at December 31, 1996. The increase in cash and cash equivalents during the three months ended March 31, 1997 resulted from net cash flows provided by operating activities of $0.7 million, partially offset by net cash flows used in investing activities of $0.1 million.

Cash flows from operating activities

Net cash provided by operating activities was $0.7 million for the three months ended March 31, 1997, compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 1996. Net cash provided by operating activities for the three months ended March 31, 1997 was primarily the result of a decline in inventory balances as the price of paper has declined since mid-1996, a decline in deferred subscription acquisition costs due to lower spending levels, and an increase in accounts payable balances due to the timing of payments to vendors, as well as income from operations for the period. Net cash provided by operating activities for the three months ended March 31, 1996 was primarily a result of the income from operations for the period and a decrease in inventory, due to less magazine copies being printed, therefore requiring less paper inventory on hand.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.1 million for thee three months ended March 31, 1997 and March 31, 1996.

Cash flows from financing activities

Cash flows provided by financing activities were $0.0 million for the three months ended March 31, 1997, compared to cash flows used in financing activities of $0.4 million for the three months ended March 31, 1996. Affiliated company investments and advances at March 31, 1997 decreased from the December 31, 1996 balance, whereby the Company is owed $0.6 million from GMI as of March 31, 1997. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, due on February 28, 1997, in the amount of $0.6 million, has not been made by May 13, 1997. Demand for such payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed the entire amount due to the Company. GMI has agreed in writing to repay the entire amount due from the proceeds of certain pending transactions.

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

Future outlook

Due to factors discussed in "Liquidity and Capital Resources", the Company's cash balance at March 31, 1997 increased to $7.9 million, from $7.2 million at December 31, 1996. The Company is obligated to make a $4.2 million interest payment on its Notes on June 30, 1997.

The Company's results from operations continues to be negatively impacted by decreased newsstand circulation and advertisising revenues from Mens Magazines. Newsstand circulation has continued to decline during the first quarter of 1997, resulting in continued net losses to the Company. While it is difficult to predict future newsstand sales of the Company's magazines, it is unlikely that the Company can achieve profitable results of operations during 1997, if such sales continue to decline. Furthermore, should the Company incur additional losses in the future, such that the Company's net worth (deficiency) declines from the amount at March 31, 1997 of ($77.9) million, below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101 % of the principal amount thereof .

                            Part II - Other Information

Item 1.                         Legal Proceedings

In May 1996, an action was brought against the Company alleging the wrongful possession and seeking to prevent the publication of certain photographs in Penthouse magazine. This claim was settled in May 1997.

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

         (b)               Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           General Media, Inc.
                                            (Registrant)


Dated: May 14, 1997                 By:    /s/Patrick J. Gavin
                                        ----------------------
                                           Signature

                                           Patrick J. Gavin
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer

                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
-------

27                         Financial Data Schedule