Form 10-Q
period 1997-06-30
GENERAL MEDIA INC
filed 1997-08-13
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                         Securities Exchange Act of 1934

                                                               Commission
For the Quarterly Period Ended June 30, 1997                   File No. 33-76716

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                  13-3750988
--------------------------------    ----------------------
(State or other jurisdiction        (IRS Employer
of incorporation or organization    Identification Number)

277 Park Avenue, New York, NY       10172
----------------------------------  --------
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

        Class                                     Outstanding at August 14, 1997
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


PART II-OTHER INFORMATION

      Item 1.     Legal Proceedings                                         19

      Item 2.     Changes in Securities                                    N/A

      Item 3.     Defaults Upon Senior Securities                          N/A

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                                      N/A

      Item 5.     Other Information                                        N/A

      Item 6.     Exhibits and Reports on Form 8-K                          19

Signature                                                                   20

Exhibit Index                                                               21

                      General Media, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                           Six months ended         Three months
                                                                June 30,               June 30,
                                                                --------               --------
                                                           1996       1997         1996        1997
                                                         -------    -------      -------     -------
 Net revenues
  Publishing
     Newsstand                                            $27,495    $23,224      $14,276     $12,128
     Advertising                                           14,194     12,948        7,203       6,587
     Subscription                                           5,942      5,508        3,011       2,774
     Other                                                  2,359      2,002        1,237       1,021

  Entertainment                                             7,937      6,725        4,173       3,801
                                                          -------    -------      -------     -------

                                                           57,927     50,407       29,900      26,311
                                                          -------    -------      -------     -------
Operating costs and expenses
  Publishing-production, distribution and editorial        27,096     23,218       13,851      12,014
  Entertainment- direct costs                               3,990      3,292        2,160       1,643
  Selling, general and administrative                      22,518     20,743       11,224      10,870
  Rent expense from affiliated companies                      422        247          202         123
  Depreciation and amortization                               937        934          497         473
                                                          -------    -------      -------     -------

        Total operating costs and expenses                 54,963     48,434       27,934      25,123
                                                          -------    -------      -------     -------

        Income from operations                              2,964      1,973        1,966       1,188
                                                          -------    -------      -------     -------

Other income (expense)
  Interest expense                                         (4,953)    (4,954)      (2,477)     (2,477)
  Interest income                                             135        310           80         182
                                                          -------    -------      -------     -------

        NET LOSS                                           (1,854)    (2,671)        (431)     (1,107)
                                                          =======    =======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                      December 31,      June 30,
                                                         1996             1997
                                                      ------------      --------
                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $7,164          $5,927
  Accounts receivable, net of allowance
     for doubtful accounts                               11,751          14,385
  Inventories                                             5,250           4,362
  Prepaid expenses and other current assets               2,692           2,776
  Due from affiliated companies                             624             867
                                                        -------         -------

          Total current assets                           27,481          28,317

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                        4,716           4,227

OTHER ASSETS
  Intangible assets, net                                  3,810           3,502
  Deferred subscription aquisition costs                  2,162           2,581
  Deferred debt issuance costs, net                       3,977           3,482
  Loan to affiliated company                              1,086           1,086
  Other                                                   1,654           1,584
                                                        -------         -------

                                                         12,689          12,235
                                                        -------         -------

                                                        $44,886         $44,779
                                                        =======         =======

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable                                      $13,918         $14,978
  Deferred subscription revenue                          10,914          12,810
  Other liabilities and accrued expenses                  5,402           5,621
                                                        -------         -------

          Total current liabilities                      30,234          33,409

SENIOR SECURED NOTES                                     79,290          79,379

UNEARNED REVENUE                                          6,160           5,460

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                       1,791           1,791

STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value; 1,000,000
     shares; issued and outstanding, 475,000 shares           5               5
  Capital in excess of par value                          1,418           1,418
  Accumulated distributions, net of retained earnings   (74,012)        (76,683)
                                                        -------         -------

                                                        (72,589)        (75,260)
                                                        -------         -------

                                                        $44,886         $44,779
                                                        =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                          Six months ended
                                                               June 30,
                                                               --------
                                                          1996         1997
                                                       -------      -------
Cash flows from operating activities
Net loss                                               ($1,854)     ($2,671)
Adjustments to reconcile net loss to
  cash used in operating activities

  Depreciation and amortization                            937          934
  Amortization of debt issuance costs and discounts        584          584
  Net change in operating assets and liabilities            15          295
                                                       -------      -------

       Net cash used in operations                        (318)        (858)
                                                       -------      -------

Cash flows from investing activities

  Capital expenditures                                    (278)        (136)
                                                       -------      -------

       Net cash  used in investing activities             (278)        (136)
                                                       -------      -------

Cash flows from financing activities

  Advances to affiliated companies                        (761)        (243)
                                                       -------      -------

       Net cash used in financing activities              (761)        (243)
                                                       -------      -------

       Net decrease in cash and cash equivalents        (1,357)      (1,237)

Cash and cash equivalents at beginning of period         4,380        7,164
                                                       -------      -------

Cash and cash equivalents at end of period              $3,023       $5,927
                                                       =======      =======

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

2.    Inventories

Inventories consist of the following:

                                                      December 31,      June 30,
                                                         1996            1997
                                                      ------------      --------

Paper and printing                                      $ 2,581         $ 2,135
Editorials and pictorial                                  2,288           2,214
Film and programming costs                                1,094             963
                                                          -----           -----
                                                          5,963           5,312

Less- LIFO allowance-paper and printing                     713             950
                                                         ------          ------

                                                        $ 5,250         $ 4,362
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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to make an offer to purchase outstanding notes if it fails to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million for two consecutive fiscal quarters, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of June 30, 1997, the Company was in compliance with all such covenants.

Should the Company continue to incur losses, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof .

5.    Statement of Cash Flows

Cash payments made for interest during the six months ended June 30, 1997 and 1996 were $4.4 million in each such period.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, videocassettes, pay-per-view programming, CDROM interactive products and internet services.

Results of Operations (Three  Months Ended June 30, 1997  vs. 1996)

The Company's revenues were $26.3 million for the three months ended June 30, 1997, compared to revenues of $29.9 million for the three months ended June 30, 1996, a decrease of $3.6 million. Newsstand revenues were $12.1 million and $14.3 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $2.2 million. Newsstand revenues for Mens' Magazines were $10.8 and $13.2 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $2.4 million. Newsstand revenues from the Automotive Magazines were $1.3 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively, an increase of $0.2 million. Advertising revenues were $6.6 million and $7.2 million for the three months ended June 30, 1997 and 1996, respectively, a decrease $0.6 million. The decrease in advertising revenues is attributable to a $1.0 million decrease in Mens' Magazines, partially offset by a $0.4 million increase in Automotive Magazines. Subscription revenues were $2.8 million and $3.0 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $0.2 million. The decrease in subscription revenues is attributable to a $0.2 million decrease in revenues from Mens' Magazines. Revenues for the Entertainment segment were $3.8 million and $4.2 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $0.4 million. Revenues from the Company's video business increased $0.3 million, revenues from the Company's pay-per-call business decreased $1.0 million and revenues from the Company's internet business increased $0.3 million during the three months ended June 30, 1997, as compared to the three month period ended June 30, 1996.

Income from operations was $1.2 million for the three months ended June 30, 1997, compared to $2.0 million for the three months ended June 30, 1996. Income from operations was negatively impacted by decreased revenues, as discussed above, which was partially offset by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed and lower paper costs, as well as lower selling, general and administrative expenses associated with lower sales and lower advertising spending and promotional expenses.

Net non-operating expenses were $2.3 million and $2.4 million for the three months ended June 30, 1997 and 1996, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended June 30, 1997 and 1996.

Net loss for the three months ended June 30, 1997 was ($1.1 ) million, compared to ($0.4) million for the three months ended June 30, 1996, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                    Income
                                            Net Revenue          from operations
                                            -----------          ---------------
                                               Three                Three
                                            Months Ended         Months Ended
                                              June 30,             June 30,
                                              --------             --------
                                          1996       1997       1996     1997
                                          ----       ----       ----     ----

Publishing Segment                        $25.7      $22.5       $1.1     $0.2
Entertainment Segment                       4.2        3.8        0.9      1.0
                                            ---        ---        ---      ---
                                          $29.9      $26.3       $2.0     $1.2
                                          =====      =====       ====     ====

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows:

                                                                  Income (loss)
                                            Net Revenues         from operations
                                            ------------         ---------------
                                               Three                Three
                                            Months Ended         Months Ended
                                              June 30,             June 30,
                                              --------             --------
                                          1996       1997       1996     1997
                                          ----       ----       ----     ----
Penthouse  Magazine and
   the Affiliate Publications            $20.0      $16.5      $(0.2)   $(0.6)
Foreign edition licensing                  0.7        0.5        0.6      0.3
Automotive  Magazines                      5.0        5.5        0.7      0.5
                                           ---        ---        ---      ---
                                         $25.7      $22.5       $1.1     $0.2
                                         =====     =======      ====     ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $16.5 million and $20.0 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $3.5 million. Newsstand revenue for the three months ended June 30, 1997 was $10.8 million, compared to $13.2 million for the three months ended June 30, 1996, a decrease of $2.4 million. The decrease in newsstand revenue is primarily attributable to a 24% decrease in the number of newsstand copies sold of Penthouse magazine, as well as a decrease of 9% in the number of newsstand copies sold of the affiliate publications during the three months ended June 30, 1997, as compared to the 1996 period. The decline in newsstand revenue and newsstand copies sold was partially offset by one additional issue of Penthouse Letters being published during the three months ended June 30, 1997, as compared to the 1996 period. Advertising revenue was $3.3 million for the three months ended June 30, 1997, compared to $4.2 million for the three months ended June 30, 1996, an decrease of $0.9 million. The decline in advertising revenue is primarily attributable to a 23% decrease in ad pages sold in Penthouse magazine for the three months ended June 30, 1997, as compared to the 1996 period. The affiliate publications experienced a 11% decline in advertising pages sold during the three months ended June 30, 1997, compared to the 1996 period. The decline was partially offset by one additional issue of Penthouse Letters being published during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Subscription revenue was $1.9 million and $2.1 million for the three months ended June 30, 1997 and 1996, respectively, a decrease of $0.2 million. This decrease is attributable to a decline in the net revenue per subscription copy sold. The decreased revenue per copy was due primarily to a change in the mix of sales between agency sales, which generate a low per copy remit rate, and direct to customer sales. The increase in agency sales during the three months ended June 30, 1997 resulted in an increase of 16% in subscription copies sold of Penthouse magazine. Other revenue was $0.5 million for the three months ended June 30, 1997 and 1996, respectively.

Publishing-production, distribution and editorial expenses were $9.4 million for the three months ended June 30, 1997, compared to $11.2 million for the three months ended June 30, 1996, a decrease of $1.8 million. Paper costs were $3.0 million for the three months ended June 30, 1997, compared to $4.4 million for the three months ended June 30, 1996, a decrease of $1.4 million. The decrease is due both to a decline in the cost of paper and the reduced number of copies printed of certain publications, partially offset by increased pages per copy of certain publications and publishing one additional issue of Penthouse Letters during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Print costs were $4.0 million for the three months ended June 30, 1997, compared to $3.7 million for the three months ended June 30, 1996, an increase of $0.3 million. The increase is attributable to the increased cost of production, increased pages per copy of certain publications and to the printing of one additional issue of Penthouse Letters during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Distribution costs were $1.5 million for the three months ended June 30, 1997, compared to $1.4 million for the three months ended June 30, 1996, an increase of $0.1 million. The increase is attributable to one additional issue of Penthouse Letters being distributed offset by fewer overall copies being distributed and lower costs associated with Value Packs. Editorial costs were $0.8 million for the three months ended June 30, 1997, compared to $0.9 million for the three months ended June 30, 1996, a decrease of $0.1 million, due to decreased spending levels in Penthouse Comix and Forum, partially offset by higher writeoffs of obsolete pictorial inventory. During the three months ended June 30, 1997 the adjustment to the LIFO reserve resulted in an expense of $0.1 million, as compared to $0.4 million for the 1996 period.

Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 1997, compared to $8.5 million for the three months ended June 30, 1996, a decrease of $1.1 million. The decrease is primarily attributable to lower advertising expenditures ($0.4 million), lower retail display allowances taken by retailers due to lower newsstand sales ($0.2 million) and lower advertising sales commissions related to lower sales ($0.1 million). Additionally, corporate overhead allocations to the Mens Magazine group were lower ($0.7 million) during the three months ended June 30, 1997, compared to the three months ended June 30, 1996. These decreases were partially offset by increases in subscription and newsstand promotional spending.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the

Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended June 30, 1997, compared to $0.2 million for the three months ended June 30, 1996, a decrease of $0.1 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.2 million and $0.3 million for the three months ended March 31, 1997 and 1996, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.5 million and $0.7 million for the three months ended June 30, 1997 and 1996, respectively. This decrease is due primarily to the termination of a contract with the South African licensee of Penthouse magazine and certain other licensees.

Selling, general and administrative expenses were $0.2 million and $0.1 million for the three months ended June 30, 1997 and 1996, respectively. This increase is primarily attributable higher corporate overhead allocations during the three months ended June 30, 1997, as compared to the three months ended June 30,1996.

Automotive Magazines

Revenues for the Automotive Magazines were $5.5 million for the three months ended June 30, 1997, compared to revenues of $5.0 million for the three months ended June 30, 1996, an increase of $0.5 million. Newsstand revenues were $1.2 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively, an increase of $0.1 million due primarily to increased newsstand circulation for the three month period ended June 30, 1997. Advertising revenues were $3.3 million for the three months ended June 30, 1997, compared to $3.0 million for the three months ended June 30, 1996, an increase of $0.3 million, resulting primarily from an increase in advertising page rates and an increase in advertising pages sold. Subscription revenues were $0.9 million for the three month period ended June 30, 1997 and 1996, respectively.

Publishing-production, distribution and editorial expenses were $2.6 million ended June 30, 1997 and 1996, respectively. Paper costs were $0.9 million for the three months ended June 30, 1997, compared to $1.2 million for the three months ended June 30, 1996, a decrease of $0.3 million. The decrease in paper costs is primarily attributable to a decrease in the cost of paper, partially offset by costs associated with increased copies printed and increased pages per issue during the three months ended June 30, 1997. Print costs were $1.0 million and $0.9 million for the three months ended June 30, 1997 and 1996, an increase of $0.1 million. The increase is primarily attributable to costs associated with increased copies printed and increased pages per issue. Distribution costs were $0.6 million and $0.5 million for the three months ended June 30, 1997 and June 30, 1996, respectively an increase of $0.1 million. Editorial costs were $0.1 million for the three months ended June 30, 1997 and 1996.

Selling, general and administrative expenses were $2.1 million and $1.5 million for the three months ended June 30, 1997 and 1996, respectively, an increase of $0.6 million. The increase is primarily attributable to an increase in corporate overhead allocations charged to the Automotive Magazines ($0.2 million) and increased subscription spending during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996.

Depreciation and amortization was $0.2 million for the three months ended June 30, 1997, compared to $0.1 million for the three months ended June 30, 1996, an increase of $0.1 million.

Entertainment Segment

Revenues from the Entertainment Segment were $3.8 million for the three months ended June 30, 1997, compared to $4.2 million for the three months ended June 30, 1996, a decrease of $0.4 million. The Company's video business revenues increased $0.4 million, the pay-per-call business revenues decreased $1.1 million and the internet business revenues increased $0.4 million. The Company's video division revenue increase is primarily due to revenues received from the sale of five new video cassettes releases through the Company's national wholesale distributor during the three months ended June 30, 1997 as compared to one new title release during the three months ended June 30, 1996. Additionally, the Company entered into a video licencing agreement with a foreign licensee resulting in increased revenues. Offsetting these increases, the Company has discontinued the sale of its unprofitable CD-ROM products and accordingly there were no revenues during the three months ended June 30,1997. There were $0.1 million of such revenues for the three months ended June 30, 1996. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The new parameters took effect in mid June of 1996. Additionally, lower circulation of the Company's Mens Magazines contributed to lower revenues. Internet revenues increased due to revenues received from a joint venture internet site that began operation in April of 1997, which resulted in revenues of $0.4 million.

Direct costs were $1.6 million for the three months ended June 30, 1997, compared to $2.2 million for the three months ended June 30, 1996, a decrease of $0.6 million. The Company's video division experienced a $0.2 million decrease in direct expenses primarily associated with lower video production costs and the discontinuation of the Company's CD-ROM business, offset by higher fulfillment and distribution costs related to higher sales volume and costs incurred relating to the production of a feature motion picture. Pay-per-call direct costs decreased $0.3 million due to lower sales volume, as previously discussed.

Selling, general and administrative expenses were $1.1 million for the three months ended June 30, 1997 and June 30, 1996.

Results of Operations (Six Months Ended June 30, 1997 vs. 1996)

The Company's revenues were $50.4 million for the six months ended June 30, 1997, compared to revenues of $57.9 million for the six months ended June 30, 1996, a decrease of $7.5 million. Newsstand revenues were $23.2 million and $27.5 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $4.3 million. Newsstand revenues for Mens' Magazines were $20.8 and $25.0 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $4.2 million. Newsstand revenues from the Automotive Magazines were $2.4 million and $2.5 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $0.1 million. Advertising revenues were $12.9 million and $14.2 million for the six months ended June 30, 1997 and 1996, respectively, a decrease $1.3 million. The decrease in advertising revenues is attributable to a $1.8 million decrease in Mens' Magazines, partially offset by a $0.5 million increase in Automotive Magazines. Subscription revenues were $5.5 million and $5.9 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $0.4 million. The decrease in subscription revenues is attributable to a $0.3 million decrease in revenues from Mens' Magazines and a $0.1 million decrease in revenues from Automotive Magazines. Revenues for the Entertainment segment were $6.7 million and $7.9 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $1.2 million. Revenues from the Company's video business decreased $0.1 million, revenues from the Company's pay-per-call business decreased $1.2 million and revenues from the Company's internet business increased $0.1 million during the six months ended June 30, 1997, as compared to the six month period ended June 30, 1996.

Income from operations was $2.0 million for the six months ended June 30, 1997, compared to $3.0 million for the six months ended June 30, 1996. Income from operations was negatively impacted by decreased revenues, as discussed above, which was partially offset by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as lower selling expenses associated with lower sales, headcount reductions due to corporate restructuring and other spending efficiencies, which reduced selling, general and administrative costs in 1997.

Net non-operating expenses were $2.4 million and $2.8 million for the six months ended June 30, 1997 and 1996, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.6 million for the six months ended June 30, 1997 and 1996.

Net loss for the six months ended June 30, 1997 was ($2.7 ) million, compared to ($1.9) million for the six months ended June 30, 1996, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                    Income
                                            Net Revenue          from operations
                                            -----------          ---------------
                                                Six                   Six
                                            Months Ended         Months Ended
                                              June 30,             June 30,
                                              --------             --------
                                          1996       1997       1996     1997
                                          ----       ----       ----     ----

Publishing Segment                       $50.0      $43.7       $1.3     $1.0
Entertainment Segment                      7.9        6.7        1.7      1.0
                                           ---        ---        ---      ---
                                         $57.9      $50.4       $3.0     $2.0
                                         =====      =====       ====     ====

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows:

                                                                  Income (loss)
                                            Net Revenues         from operations
                                            ------------         ---------------
                                                Six                   Six
                                            Months Ended         Months Ended
                                              June 30,             June 30,
                                              --------             --------
                                          1996       1997       1996     1997
                                          ----       ----       ----     ----
Penthouse  Magazine and
   the Affiliate Publications            $38.4      $31.9      $(1.0)   $(1.0)
Foreign edition licensing                  1.3        1.2        1.0      0.9
Automotive  Magazines                     10.3       10.6        1.3      1.1
                                          ----       ----        ---      ---
                                         $50.0      $43.7       $1.3     $1.0
                                         =====     =======      ====     ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $31.9 million and $38.4 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $6.5 million. Newsstand revenue for the six months ended June 30, 1997 was $20.8 million, compared to $25.0 million for the six months ended June 30, 1996, a decrease of $4.2 million. The decrease in newsstand revenue is primarily attributable to a decrease of 19% in the number of newsstand copies sold of Penthouse magazine, as well as a decrease of 14% in the number of newsstand copies sold of the Affiliate Publications during the six months ended June 30, 1997, as compared to the 1996 period. Advertising revenue was $6.5 million for the six months ended June 30, 1997, compared to $8.3 million for the six months ended June 30, 1996, an decrease of $1.8 million. The decline in advertising revenue is primarily attributable to a 18% decrease in ad pages sold in Penthouse magazine for the six months ended June 30, 1997, as compared to the 1996 period. The Affiliate Publications experienced a 26% decline in advertising pages sold during the six months ended June 30, 1997, compared to the 1996 period. The decline in newsstand circulation also resulted in lower advertising rates in 1997. Subscription revenue was $3.8 million and $4.1 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $0.3 million. This decrease is attributable to a 2% decline in the number of subscription copies sold, as well as decreased revenue per copy primarily due to a change in the mix of sales between agency sales, which generate a lower revenue per copy, and direct to customer sales. Other revenue was $0.8 million for the six months ended June 30, 1997, compared to $1.0 million for the six months ended June 30, 1996, a decrease of $0.2 million. The decrease in other revenues is primarily attributable to a decrease in revenues received from the sale of past issues of the Company's publications sold as value-packs and a decrease in royalty revenue.

Publishing-production, distribution and editorial expenses were $18.2 million for the six months ended June 30, 1997, compared to $21.5 million for the six months ended June 30, 1996, a decrease of $3.3 million. Paper costs were $6.1 million for the six months ended June 30, 1997, compared to $8.7 million for the six months ended June 30, 1996, a decrease of $2.6 million. The decrease is due both to a decline in the cost of paper and the reduced number of copies printed of certain publications, as compared to the six months ended June 30, 1996. Print costs were $7.5 million for the six months ended June 30, 1997, compared to $7.2 million for the six months ended June 30, 1996, an increase of $0.3 million. The increase is due to an increase in the cost of production and the increase in the pages per copy of magazines printed, offset by the decreased number of copies printed during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Distribution costs were $2.6 million for the six months ended June 30, 1997, compared to $2.9 million for the six months ended June 30, 1996, a decrease of $0.3 million. The decrease is attributable to fewer copies being distributed and lower costs associated with value packs. Editorial costs were $1.8 million for the six months ended June 30, 1997, compared to $1.9 million for the six months ended June 30, 1996, a decrease of $0.1 million, due to decreased spending levels in Penthouse Comix and Forum, partially offset by higher writeoffs of obsolete pictorial inventory. During the six months ended June 30, 1997 the adjustment to the LIFO reserve increased expense by $0.1 million, as compared to the 1996 period.

Selling, general and administrative expenses were $14.1 million for the six months ended June 30, 1997, compared to $16.9 million for the six months ended June 30, 1996, a decrease of $2.8 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1997, as a result of corporate restructuring ($0.5 million), lower advertising expenditures and related costs ($0.7 million) and lower retail display allowances taken by retailers due to lower newsstand sales ($0.5 million). Additionally, corporate overhead allocations to the Mens Magazine group were $1.0 million lower during the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for the six months ended June 30, 1997, compared to $0.4 million for the six months ended June 30, 1996, a decrease of $0.2 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.4 million and $0.6 million for the six months ended June 30, 1997 and 1996, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $1.2 million and $1.3 million for the six months ended June 30, 1997 and 1996, respectively. This decrease is due primarily to the loss of the South African licensee and reduced revenues from several licensees due in part to the timing of payments received for licensees.

Selling, general and administrative expenses were $0.3 million for the six months ended June 30, 1997 and 1996, respectively.

Automotive Magazines

Revenues for the Automotive Magazines were $10.6 million for the six months ended June 30, 1997, compared to revenues of $10.3 million for the six months ended June 30, 1996, a decrease of $0.3 million. Newsstand revenues were $2.4 million and $2.5 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $0.1 million, due primarily to an automotive special issue being published during the six months ended June 30, 1996. Advertising revenues were $6.4 million for the six months ended June 30, 1997, compared to $5.9 million for the six months ended June 30, 1996, an increase of $0.5 million, resulting primarily from an increase in advertising page rates and an increase in advertising pages sold. Subscription revenues were $1.8 million and $1.9 million for the period ended June 30, 1997 and 1996, respectively, a decrease of $0.1 million due primarily to a decline in the number of subscription copies sold.

Publishing-production, distribution and editorial expenses were $5.0 million and $5.6 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of $0.6 million. Paper costs were $1.8 million for the six months ended June 30, 1997, compared to $2.5 million for the six months ended June 30, 1996, a decrease of $0.7 million. The decrease in paper costs is primarily attributable to a decrease in the cost of paper and an automotive special being published during the six months ended June 30, 1996, partially offset by costs associated with more magazine copies being printed and more pages per issue. Print costs were $2.0 million for the six months ended June 30, 1997 and 1996, respectively. Distribution costs were $1.1 million and $1.0 million for the six months ended June 30, 1997 and 1996, respectively, an increase of $0.1 million. The increase is due primarily to more copies being distributed in 1997. Editorial costs were $0.2 million for the six months ended June 30, 1997 and 1996.

Selling, general and administrative expenses were $4.0 million and $3.1 million for the six months ended June 30, 1997 and 1996, respectively, an increase of $0.9 million. The increase is primarily attributable to an increase in corporate overhead allocations charged to the Automotive Magazines($0.4 million), increased employees costs ($0.1 million) and increased subscription spending ($0.3 million) during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996.

Depreciation and amortization was $0.4 million for the six months ended June 30, 1997, compared to $0.3 million for the six months ended June 30, 1996, an increase of $0.1 million.

Entertainment Segment

Revenues from the Entertainment Segment were $6.7 million for the six months ended June 30, 1997, compared to $7.9 million for the six months ended June 30, 1996, a decrease of $1.2 million. The Company's video and CD-ROM business revenues decreased $0.1 million, the pay-per-call business revenues decreased $1.2 million and the internet business revenues increased $0.1 million. The Company's video division revenue decrease is due primarily to the Company's discontinuance in late 1996 of its unprofitable CD-ROM products. Accordingly, there were no revenues during the six months ended June 30,1997. This decrease was partially offset by revenues received from the sale of six new video cassettes releases through the Company's national wholesale distributor during the six months ended June 30, 1997 as compared to two new title releases during the six months ended June 30, 1996. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The new parameters took effect in mid June of 1996. Additionally, lower circulation of the Company's Mens Magazines contributed to lower revenues. Internet revenues increased due to revenues received from a joint venture internet site that began operation in April of 1997, which resulted in revenues of $0.4 million, partially offset by lower revenues due to technical problems encountered in the transition to a new server hosting the Company's internet site software which were resolved in the first quarter of 1997.

Direct costs were $3.3 million for the six months ended June 30, 1997, compared to $4.0 million for the six months ended June 30, 1996, a decrease of $0.7 million. The Company's video division experienced a $0.3 million decrease in direct costs primarily associated with lower video production costs, offset by higher fulfillment and distribution costs associated with a higher sales volume. Pay-per-call direct costs decreased $0.3 million, due to lower sales volume, as previously discussed.

Selling, general and administrative expenses were $2.3 million for the six months ended June 30, 1997 and June 30, 1996.

Liquidity and Capital Resources

At June 30, 1997, the Company had $5.9 million in cash and cash equivalents, compared to $7.2 million at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997 resulted from net cash flows used in operating activities of $0.9 million, cash flows used in investing activities of $0.1 million, and cash flows used in financing activities of $0.2 million.

Cash flows from  operating activities

Net cash used in operating activities was $0.9 million for the six months ended June 30, 1997, compared to net cash used in operating activities of $0.3 million for the six months ended June 30, 1996. Net cash used in operating activities for the six months ended June 30, 1997 and 1996 was primarily the result of the net loss for the period.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.1 million and $0.3 million for six months ended June 30, 1997 and 1996, respectively.

Cash flows from financing activities

Cash flows used in financing activities were $0.2 million for the six months ended June 30, 1997, compared to cash flows used in financing activities of $0.8 million for the six months ended June 30, 1996. Affiliated company investments and advances at June 30, 1997 increased from the December 31, 1996 balance, whereby the Company is owed $0.9 million by GMI as of June 30, 1997. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, in the amount of $0.9 million, has not been made by August 13, 1997. Demand for such payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed the entire amount due to the Company. GMI has agreed in writing to repay the entire amount due from the proceeds of certain pending transactions.

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

Future outlook

Due to factors discussed in "Liquidity and Capital Resources", the Company's cash balance at June 30, 1997 decreased to $5.9 million, from $7.2 million at December 31, 1996. The Company is obligated to make a $4.2 million interest payment on its Notes on December 31, 1997.

The Company's results from operations continues to be negatively impacted by decreased newsstand circulation and advertising revenues from Mens Magazines. Newsstand circulation has continued to decline during the first half of 1997 resulting in continued net losses to the Company. While it is difficult to predict future newsstand sales of the Company's magazines, it is unlikely that the Company can achieve profitable results of operations during 1997, if such sales continue to decline. Furthermore, under the Indenture, should the Company incur additional losses in the future, such that the Company's net worth (deficiency) declines from the amount at June 30, 1997 of ($78.8) million, below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101 % of the principal amount thereof.

                            Part II-Other Information

Item 1.     Legal Proceedings

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

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           General Media, Inc.
                                           (Registrant)


Dated: August 14, 1997                 By: /s/ Patrick J. Gavin
                                           ------------------------
                                                Signature

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