Form 10-Q
period 1997-09-30
GENERAL MEDIA INC
filed 1997-11-13
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                                                               Commission
For the Quarterly Period Ended September 30, 1997              File No. 33-76716

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                          13-3750988
--------------------------------            ----------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

277 Park Avenue, New York, NY               10172
-------------------------------             --------
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

                                   Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 13, 1997
            -----                            --------------------------------
Common stock, $.01 par value                             475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I- FINANCIAL INFORMATION

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

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                             and Accumulated Deficit
                                   (unaudited)

                             (amounts in thousands)

                                                          Nine months ended    Three months ended
                                                            September 30,        September 30,
                                                            -------------        -------------
                                                          1996       1997       1996       1997
                                                        --------   --------   --------   --------
Net revenues
     Publishing
        Newsstand                                       $ 40,814   $ 34,272   $ 13,319   $ 11,048
        Advertising                                       20,887     19,490      6,693      6,542
        Subscription                                       8,786      8,079      2,844      2,571
        Other                                              3,562      2,963      1,203        961
     Entertainment                                        11,708     11,034      3,771      4,309
                                                        --------   --------   --------   --------

                                                          85,757     75,838     27,830     25,431
                                                        --------   --------   --------   --------
Operating costs and expenses
     Publishing-production, distribution and editorial    39,569     34,135     12,473     10,917
     Entertainment- direct costs                           5,999      4,979      2,009      1,687
     Selling, general and administrative                  33,060     31,404     10,542     10,661
     Rent expense from affiliated companies                  558        409        136        162
     Depreciation and amortization                         1,404      1,401        467        467
                                                        --------   --------   --------   --------

               Total operating costs and expenses         80,590     72,328     25,627     23,894
                                                        --------   --------   --------   --------

               Income from operations                      5,167      3,510      2,203      1,537
                                                        --------   --------   --------   --------

Other income (expense)
     Interest expense                                     (7,431)    (7,430)    (2,478)    (2,476)
     Interest income                                         188        465         53        155
                                                        --------   --------   --------   --------

NET LOSS                                                  (2,076)    (3,455)      (222)      (784)

Accumulated deficit-beginning of period                  (73,483)   (74,012)   (75,337)   (76,683)
                                                        --------   --------   --------   --------

Accumulated deficit-end of period                       ($75,559)  ($77,467)  ($75,559)  ($77,467)
                                                        ========   ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                     December 31,  September 30,
                                                         1996          1997
                                                       --------      --------
                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                         $  7,164      $  9,841
     Accounts receivable, net of allowance
        for doubtful accounts                            11,751        11,366
     Inventories                                          5,250         4,284
     Prepaid expenses and other current assets            2,692         3,296
     Due from affiliated companies                          624         1,139
     Loan to affiliate                                                    445
                                                       --------      --------

                     Total current assets                27,481        30,371

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                        4,716         4,025

OTHER ASSETS
     Intangible assets, net                               3,810         3,348
     Deferred subscription aquisition costs               2,162         2,670
     Deferred debt issuance costs, net                    3,977         3,235
     Loan to affiliated company                           1,086         1,086
     Other                                                1,654         1,590
                                                       --------      --------

                                                         12,689        11,929
                                                       --------      --------

                                                       $ 44,886      $ 46,325
                                                       ========      ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                  $ 13,918      $ 16,826
     Deferred subscription revenue                       10,914        11,203
     Other liabilities and accrued expenses               5,402         7,971
                                                       --------      --------

                     Total current liabilities           30,234        36,000

SENIOR SECURED NOTES                                     79,290        79,423

UNEARNED REVENUE                                          6,160         5,155

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                       1,791         1,791


STOCKHOLDERS' DEFICIENCY
     Common stock, $.01 par value; 1,000,000
        shares; issued and outstanding, 475,000 shares        5             5
     Capital in excess of par value                       1,418         1,418
     Accumulated deficit                                (74,012)      (77,467)
                                                       --------      --------

                                                        (72,589)      (76,044)
                                                       --------      --------

                                                       $ 44,886      $ 46,325
                                                       ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                             Nine months ended
                                                               September 30,
                                                             -----------------
                                                              1996       1997
                                                             -------    -------
Cash flows from operating activities
Net loss                                                     ($2,076)   ($3,455)
Adjustments to reconcile net loss to
     cash provided by operating activities

     Depreciation and amortization                             1,404      1,401
     Amortization of debt issuance costs and discounts           875        875
     Net change in operating assets and liabilities            4,572      5,064
                                                             -------    -------

          Net cash provided by operating activities            4,775      3,885
                                                             -------    -------

Cash flows from investing activities

     Capital expenditures                                       (310)      (248)
                                                             -------    -------

          Net cash used in investing activities                 (310)      (248)
                                                             -------    -------

Cash flows from financing activities

     Advances to affiliated companies                           (639)      (515)
     Loan to affiliate                                          (995)      (445)
                                                             -------    -------

          Net cash used in financing activities               (1,634)      (960)
                                                             -------    -------

          Net increase in cash and cash equivalents            2,831      2,677

Cash and cash equivalents at beginning of period               4,380      7,164
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 7,211    $ 9,841
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

2.    Inventories

Inventories consist of the following:

                                                   December 31,   September 30,
                                                      1996           1997
                                                   ------------   -------------
Paper and printing                                   $2,581         $2,024
Editorials and pictorial                              2,288          2,270
Film and programming costs                            1,094            923
                                                     ------         ------
                                                      5,963          5,217

Less- LIFO allowance-paper and printing                 713            933
                                                     ------         ------

                                                     $5,250         $4,284
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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to make an offer to purchase outstanding notes if it fails to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million for two consecutive fiscal quarters, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of September 30, 1997, the Company was in compliance with all such covenants.

Should the Company continue to incur losses, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.

5.    Statement of Cash Flows

Cash payments made for interest during the nine months ended September 30, 1997 and 1996 were $4.4 million in each such period.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, videocassettes, pay-per-view programming, interactive products and internet services.

Results of Operations (Three  Months Ended September 30, 1997  vs. 1996)

The Company's revenues were $25.4 million for the three months ended September 30, 1997, compared to revenues of $27.8 million for the three months ended September 30, 1996, a decrease of $2.4 million. Newsstand revenues were $11.1 million and $13.3 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $2.2 million. Newsstand revenues for Mens Magazines were $9.9 and $12.3 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $2.4 million. Newsstand revenues from the Automotive Magazines were $1.1 million for the three months ended September 30, 1997 and 1996. Advertising revenues were $6.5 million and $6.7 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $0.2 million. The decrease in advertising revenues is attributable to a $0.4 million decrease in Mens Magazines, partially offset by a $0.2 million increase in Automotive Magazines. Subscription revenues were $2.6 million and $2.8 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $0.2 million. The decrease in subscription revenues is attributable to a $0.2 million decrease in subscription revenues from Mens Magazines. Revenues for the Entertainment segment were $4.3 million and $3.8 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $0.5 million. Revenues from the Company's video business were $0.8 million for the three months ended September 30, 1997 and 1996. Revenues from the Company's pay-per-call business were $2.3 million and $2.9 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $0.6 million. Revenues from the Company's internet business were $1.3 million and $0.2 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $1.1 million.

Income from operations was $1.5 million for the three months ended September 30, 1997, compared to $2.2 million for the three months ended September 30, 1996. Income from operations was negatively impacted by decreased revenues, as discussed above, which was partially offset by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed and lower paper costs, as well as lower selling, general and administrative expenses associated with lower sales and lower advertising and promotional expenses.

Net non-operating expenses were $2.3 million and $2.4 million for the three months ended September 30, 1997 and 1996, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended September 30, 1997 and 1996.

Net loss for the three months ended September 30, 1997 was ($0.8 ) million, compared to ($0.2) million for the three months ended September 30, 1996, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                   Income
                                       Net Revenue            from operations
                                       -----------            ---------------
                                         Three                     Three
                                      Months Ended              Months Ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1997         1996         1997
                                    ----         ----         ----         ----

Publishing Segment                $  24.0      $  21.1      $   1.2      $   0.2
Entertainment Segment                 3.8          4.3          1.0          1.3
                                  -------      -------      -------      -------
                                  $  27.8      $  25.4      $   2.2      $   1.5
                                  =======      =======      =======      =======

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                                   Income
                                       Net Revenue            from operations
                                       -----------            ---------------
                                         Three                     Three
                                      Months Ended              Months Ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1997         1996         1997
                                    ----         ----         ----         ----
Penthouse Magazine and
   the Affiliate Publications      $ 18.5       $15.4        $ (0.1)     $ (0.5)
Foreign edition licensing             0.7        0. 6           0.6         0.3
Automotive Magazines                  4.8         5.1           0.7         0.5
                                   ------      ------        ------      ------
                                   $ 24.0      $ 21.1        $  1.2      $  0.2
                                   ======      ======        ======      ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $15.4 million and $18.5 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $3.1 million. Newsstand revenue for the three months ended September 30, 1997 was $9.9 million, compared to $12.2 million for the three months ended September 30, 1996, a decrease of $2.3 million. The decrease in newsstand revenue is primarily attributable to a 21% decrease in the number of newsstand copies sold of Penthouse magazine, as well as a decrease of 15% in the number of newsstand copies sold of the Affiliate Publications. The decrease in newsstand circulation of the Affiliate Publications was partially the result of one less issue of Penthouse Comix and Variations being published during the three months ended September 30, 1997, as compared to the 1996 period. Advertising revenue was $3.5 million for the three months ended September 30, 1997, compared to $3.9 million for the three months ended September 30, 1996, a decrease of $0.4 million. The decline in advertising revenue is primarily attributable to a 16% decrease in ad pages sold in Penthouse magazine for the three months ended September 30, 1997, as compared to the 1996 period. The Affiliate Publications experienced a 10% decline in advertising pages sold during the three months ended September 30, 1997, compared to the 1996 period. The decline was partially due to one less issue of Penthouse Comix and Variations being published during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Subscription revenue was $1.6 million and $1.9 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of $0.3 million. This decrease is attributable to a decline in the net revenue per subscription copy sold. The decreased revenue per copy was due primarily to a change in the mix of sales between agency sales, which generate a lower per copy remit rate, and direct to customer sales. Other revenue was $0.4 million for the three months ended September 30, 1997 and 1996.

Publishing-production, distribution and editorial expenses were $8.3 million for the three months ended September 30, 1997, compared to $10.0 million for the three months ended September 30, 1996, a decrease of $1.7 million. Paper costs were $3.3 million for the three months ended September 30, 1997, compared to $4.4 million for the three months ended September 30, 1996, a decrease of $1.1 million. The decrease is due both to a decline in the cost of paper and the reduced number of copies printed of certain publications, as well as one less issue of Penthouse Comix and Variations being published during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Print costs were $2.9 million for the three months ended September 30, 1997, compared to $3.5 million for the three months ended September 30, 1996, a decrease of $0.6 million. The decrease is due to the reduced number of copies printed of certain publications, as well as one less issue of Penthouse Comix and Variations being published during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Distribution costs were $1.3 million for the three months ended September 30, 1997, compared to $1.5 million for the three months ended September 30, 1996, a decrease of $0.2 million. The decrease is attributable to fewer overall copies being distributed and lower costs associated with the sale of past issues of the Company's publications sold as value-packs. Editorial costs were $0.8 million for the three months ended September 30, 1997 and 1996. During the three months ended September 30, 1997 the adjustment to the LIFO reserve resulted in an additional expense of $0.3 million, as compared to the 1996 period.

Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 1997, compared to $8.1 million for the three months ended September 30, 1996, a decrease of $0.8 million. The decrease is primarily attributable to lower retail display allowances taken by retailers due to lower newsstand sales ($0.3 million), lower legal expenses ($0.2 million) and lower advertising sales commissions related to lower sales ($0.1 million). Additionally, corporate overhead allocations to the Mens Magazine group were lower ($0.6 million) during the three months ended September 30, 1997, compared to the three months ended September 30, 1996. These decreases were partially offset by increases in subscription and newsstand promotional spending ($0.2 million) and increased salaries ($0.2 million).

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended September 30, 1997 and 1996, respectively.

Depreciation and amortization was $0.2 million and $0.3 million for the three months ended September 30, 1997 and 1996, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.6 million and $0.7 million for the three months ended September 30, 1997 and 1996, respectively. This decrease is due primarily to the termination of a contract with the South African licensee of Penthouse magazine and lower revenue received from various other licensees.

Selling, general and administrative expenses were $0.3 million and $0.1 million for the three month period ended September 30, 1997 and 1996, respectively, an increase of $0.2 million. The increase is attributable to an increase in corporate overhead allocations.

Automotive Magazines

Revenues for the Automotive Magazines were $5.1 million for the three months ended September 30, 1997, compared to revenues of $4.8 million for the three months ended September 30, 1996, an increase of $0.3 million. Newsstand revenues were $1.1 million for the three months ended September 30, 1997 and 1996, respectively. Advertising revenues were $3.1 million for the three months ended September 30, 1997, compared to $2.8 million for the three months ended September 30, 1996, an increase of $0.3 million, resulting from an increase in advertising page rates and in advertising pages sold. Subscription revenues were $0.9 million for the three month period ended September 30, 1997 and 1996, respectively.

Publishing-production, distribution and editorial expenses were $2.6 million and $2.5 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $0.1 million. Paper costs were $1.0 million for the three months ended September 30, 1997 and September 30, 1996. Paper costs decreased due to a decline in the cost of paper, however, these decreases were offset by increased costs due to an increase in magazine copies printed and increased pages per copy. Print costs were $1.0 million and $0.9 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $0.1 million. The increase is primarily attributable to costs associated with increased magazine copies printed and increased pages per issue. Distribution costs were $0.5 million for the three months ended September 30, 1997 and 1996. Editorial costs were $0.1 million for the three months ended September 30, 1997 and 1996.

Selling, general and administrative expenses were $1.9 million and $1.5 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $0.4 million. The increase is primarily attributable to an increase in corporate overhead allocations charged to the Automotive Magazines ($0.2 million) and increased subscription acquisition spending ($0.2 million) during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996.

Depreciation and amortization was $0.2 million for the three months ended September 30, 1997, compared to $0.1 million for the three months ended September 30, 1996, an increase of $0.1 million.

Entertainment Segment

Revenues from the Entertainment Segment were $4.3 million for the three months ended September 30, 1997, compared to $3.8 million for the three months ended September 30, 1996, an increase of $0.5 million. Revenues from the Company's video and CD-ROM business were $0.8 million for the three months ended September 30, 1997 and 1996. Revenues from the Company's pay-per-call business were $2.3 million and $2.9 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $0.6 million. Revenues from the Company's internet business were $1.3 million and $0.2 million for the three months ended September 30, 1997 and 1996, respectively, an increase of $1.1 million. The video business experienced increased revenue as a result of increased licensing revenues and revenue received from a pay-per-view venture, which were offset by lower revenues as a result of the discontinued sale of its unprofitable CD-ROM products and accordingly there were no revenues during the three months ended September 30,1997. The decrease in pay-per-call revenues is at least partially attributable to lower circulation of the Company's Mens Magazines. Internet revenues increased due to revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site that began operations in April, 1997. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement also began in April of 1997.

Direct costs were $1.7 million for the three months ended September 30, 1997, compared to $2.0 million for the three months ended September 30, 1996, a decrease of $0.3 million. The Company's video division experienced a $0.2 million decrease in direct expenses primarily associated with lower video production costs and the discontinuation of the Company's CD-ROM business. Pay-per-call direct costs decreased $0.2 million due to lower sales volume, as previously discussed.

Selling, general and administrative expenses were $1.3 million and $0.8 million for the three months ended September 30, 1997 and September 30, 1996, respectively, an increase of $0.5 million. The Company's video division expenses increased $0.3 million due primarily to an increase in corporate overhead allocations, as well as an increase in commission expense related to the new licence agreements referred to above. Computer processing and consulting fees relating to the internet business increased $0.2 million for the period, as cost have increased to support higher revenues.

Results of Operations (Nine  Months Ended September 30, 1997  vs. 1996)

The Company's revenues were $75.8 million for the nine months ended September 30, 1997, compared to revenues of $85.7 million for the nine months ended September 30, 1996, a decrease of $9.9 million. Newsstand revenues were $34.3 million and $40.8 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $6.5 million. Newsstand revenues for Mens Magazines were $30.8 and $37.3 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $6.5 million. Newsstand revenues from the Automotive Magazines were $3.5 million and $3.6 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.1 million. Advertising revenues were $19.5 million and $20.9 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease $1.4 million. The decrease in advertising revenues is attributable to a $2.1 million decrease in Mens Magazines, partially offset by a $0.7 million increase in Automotive Magazines. Subscription revenues were $8.1 million and $8.8 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.7 million. The decrease in subscription revenues is attributable to a $0.6 million decrease in revenues from Mens

Magazines and a $0.1 million decrease in revenues from Automotive Magazines. Revenues for the Entertainment segment were $11.0 million and $11.7 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.7 million. Revenues from the Company's video business decreased $0.1 million, revenues from the Company's pay-per-call business decreased $1.2 million and revenues from the Company's internet business increased $0.1 million during the nine months ended September 30, 1997, as compared to the nine month period ended September 30, 1996.

Income from operations was $3.5 million for the nine months ended September 30, 1997, compared to $5.2 million for the nine months ended September 30, 1996. Income from operations was negatively impacted by decreased revenues, as discussed above, which was partially offset by a decrease in production, distribution and editorial costs resulting from a reduction in the number of magazine copies printed, as well as lower selling expenses associated with lower sales, headcount reductions due to corporate restructuring and other spending efficiencies, which reduced selling, general and administrative costs in 1997.

Net non-operating expenses were $6.9 million and $7.2 million for the nine months ended September 30, 1997 and 1996, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.9 million for the nine months ended September 30, 1997 and 1996.

Net loss for the nine months ended September 30, 1997 was ($3.5 ) million, compared to ($2.1) million for the nine months ended September 30, 1996, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                   Income
                                       Net Revenue            from operations
                                       -----------            ---------------
                                         Three                     Three
                                      Months Ended              Months Ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1997         1996         1997
                                    ----         ----         ----         ----
Publishing Segment                 $74.0        $64.8        $ 2.5        $ 1.3
Entertainment Segment               11.7         11.0          2.7          2.2
                                   -----        -----        -----        -----
                                   $85.7        $75.8        $ 5.2        $ 3.5
                                   =====        =====        =====        =====

Publishing Segment

The net revenues and income (loss) from operations of the Publishing Segment were as follows :

                                                                   Income
                                       Net Revenue            from operations
                                       -----------            ---------------
                                         Three                     Three
                                      Months Ended              Months Ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    1996         1997         1996         1997
                                    ----         ----         ----         ----
Penthouse Magazine and
   the Affiliate Publications       $56.9       $47.3        $(1.1)       $(1.5)
Foreign edition licensing             2.0         1.7          1.6          1.2
Automotive Magazines                 15.1        15.8          2.0          1.6
                                     ----        ----          ---          ---
                                    $74.0       $64.8         $2.5         $1.3
                                    =====      =======        ====         ====


Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $47.3 million and $56.9 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $9.6 million. Newsstand revenue for the nine months ended September 30, 1997 was $30.7 million, compared to $37.2 million for the nine months ended September 30, 1996, a decrease of $6.5 million. The decrease in newsstand revenue is primarily attributable to a decrease of 19% in the number of newsstand copies sold of Penthouse magazine, as well as a decrease of 14% in the number of newsstand copies sold of the Affiliate Publications during the nine months ended September 30, 1997, as compared to the 1996 period. Advertising revenue was $10.0 million for the nine months ended September 30, 1997, compared to $12.1 million for the nine months ended September 30, 1996, a decrease of $2.1 million. The decline in advertising revenue is primarily attributable to a 17% decrease in ad pages sold in Penthouse magazine and a 22% decline in advertising pages sold in the Affiliate Publications during the nine months ended September 30, 1997, compared to the 1996 period. The decline in newsstand circulation also resulted in lower advertising rates in 1997. Subscription revenue was $5.4 million and $6.0 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.6 million. This decrease is primarily attributable to decreased revenue per copy due to a change in the mix of sales between agency sales, which generate a lower revenue per copy, and direct to customer sales. Other revenue was $1.2 million for the nine months ended September 30, 1997, compared to $1.5 million for the nine months ended September 30, 1996, a decrease of $0.3 million. The decrease in other revenues is primarily attributable to a decrease in revenues received from the sale of past issues of the Company's publications sold as value-packs and a decrease in royalty revenue.

Publishing-production, distribution and editorial expenses were $26.5 million for the nine months ended September 30, 1997, compared to $31.5 million for the nine months ended September 30, 1996, a decrease of $5.0 million. Paper costs were $9.4 million for the nine months ended September 30, 1997, compared to $13.2 million for the nine months ended September 30, 1996, a decrease of $3.8 million. The decrease is due both to a decline in the cost of paper and the reduced number of copies printed of certain publications during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Print costs were $10.3 million for the nine months ended September 30, 1997, compared to $10.7 million for the nine months ended September 30, 1996, a decrease of $0.4 million. The decrease is due to decreased number of copies printed during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Distribution costs were $3.9 million for the nine months ended September 30, 1997, compared to $4.5 million for the nine months ended September 30, 1996, a decrease of $0.6 million. The decrease is attributable to fewer copies being distributed and lower distribution costs associated with lower sales of value-packs. Editorial costs were $2.6 million for the nine months ended September 30, 1997, compared to $2.7 million for the nine months ended September 30, 1996, a decrease of $0.1 million, due to decreased spending levels in Penthouse Comix and Forum, partially offset by higher writeoffs of obsolete pictorial inventory. Other production costs of $0.5 million were incurred during the nine months ended September 30, 1996 related to an insert placed in certain publications to promote the Company's pay-per-call services. During the nine months ended September 30, 1997 the adjustment to the LIFO reserve increased expense by $0.4 million, as compared to the 1996 period.

Selling, general and administrative expenses were $21.4 million for the nine months ended September 30, 1997, compared to $25.0 million for the nine months ended September 30, 1996, a decrease of $3.6 million. The decrease is primarily attributable to lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1997 ($0.2million), lower advertising expenditures and related costs ($0.7 million), lower advertising sales commissions due to lower advertising sales($0.2 million) and lower retail display allowances taken by retailers due to lower newsstand sales ($0.8 million). Additionally, corporate overhead allocations to the Mens Magazine group were $1.6 million lower during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996.

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.4 million for the nine months ended September 30, 1997, compared to $0.6 million for the nine months ended September 30, 1996, a decrease of $0.2 million, due to lower operating costs incurred by the affiliated companies resulting in a lower rent charge.

Depreciation and amortization was $0.6 million and $0.9 million for the nine months ended September 30, 1997 and 1996, respectively.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $1.7 million and $2.0 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is due primarily to the loss of the South African licensee of Penthouse magazine and reduced revenues from several licensees.

Selling, general and administrative expenses were $0.5 million for the nine months ended September 30, 1997 and 1996, respectively.

Automotive Magazines

Revenues for the Automotive Magazines were $15.8 million for the nine months ended September 30, 1997, compared to revenues of $15.1 million for the nine months ended September 30, 1996, an increase of $0.7 million. Newsstand revenues were $3.5 million and $3.6 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.1 million, due primarily to an automotive special issue being published during the nine months ended September 30, 1996. Advertising revenues were $9.5 million for the nine months ended September 30, 1997, compared to $8.8 million for the nine months ended September 30, 1996, an increase of $0.7 million, resulting primarily from an increase in advertising page rates and an increase in advertising pages sold. Subscription revenues were $2.7 million and $2.8 million for the nine month period ended September 30, 1997 and 1996, respectively, a decrease of $0.1 million due primarily to a decline in the revenue per subscription copy sold.

Publishing-production, distribution and editorial expenses were $7.7 million and $8.1 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of $0.4 million. Paper costs were $2.8 million for the nine months ended September 30, 1997, compared to $3.5 million for the nine months ended September 30, 1996, a decrease of $0.7 million. The decrease in paper costs is primarily attributable to a decrease in the cost of paper and an automotive special being published during the nine months ended September 30, 1996, partially offset by costs associated with more magazine copies being printed and more pages per issue. Print costs were $3.0 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively, an increase of $0.1 million. The increase is primarily attributable to costs associated with increased copies printed and increased pages per issue. Distribution costs were $1.6 million and $1.5 million for the nine months ended September 30, 1997 and 1996, respectively, an increase of $0.1 million. The increase is due primarily to more copies being distributed in 1997. Editorial costs were $0.2 million for the nine months ended September 30, 1997 and 1996.

Selling, general and administrative expenses were $5.9 million and $4.6 million for the nine months ended September 30, 1997 and 1996, respectively, an increase of $1.3 million. The increase is primarily attributable to an increase in corporate overhead allocations charged to the Automotive Magazines($0.7 million), increased employees costs ($0.2 million), increased professional fees($0.1 million) and increased subscription spending ($0.2 million) during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

Depreciation and amortization was $0.6 million for the nine months ended September 30, 1997, compared to $0.4 million for the nine months ended September 30, 1996, an increase of $0.2 million.

Entertainment Segment

Revenues from the Entertainment Segment were $11.0 million for the nine months ended September 30, 1997, compared to $11.7 million for the nine months ended September 30, 1996, a decrease of $0.7 million. The Company's video and CD-ROM business revenues were $2.4 million for the nine months ended September 30, 1997 and 1996 , the pay-per-call business revenues decreased $1.8 million and the internet business revenues increased $1.1 million. The video business experienced increased revenue as a result of increased licensing revenues and revenue received from a pay-per-view venture, which were offset by decreased revenues as a result of the Company's discontinuing the sale of its unprofitable CD-ROM products. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The new credit criteria took effect in mid June of 1996.

Additionally, lower circulation of the Company's Mens Magazines contributed to lower revenues. Internet revenues increased due to revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site that began operations in April, 1997. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement also began in April of 1997.

Direct costs were $5.0 million for the nine months ended September 30, 1997, compared to $6.0 million for the nine months ended September 30, 1996, a decrease of $1.0 million. The Company's video division experienced a $0.4 million decrease in direct costs primarily associated with lower video production costs, offset by higher fulfillment and distribution costs associated with a higher sales volume. Pay-per-call direct costs decreased $0.5 million, due to lower sales volume, as previously discussed.

Selling, general and administrative expenses were $3.6 million and $3.0 million for the nine months ended September 30, 1997 and 1996, respectively, an increase of $0.6 million. The Company's video division expenses increased $0.4 million due primarily to an increase in corporate overhead allocations as well as an increase in expenses related to the new license agreements referred to above. Computer processing and consulting fees relating to the internet business increased $0.2 million for the period, as the volume for that business has increased.

Liquidity and Capital Resources

At September 30, 1997, the Company had $9.8 million in cash and cash equivalents, compared to $7.2 million at December 31, 1996. The increase in cash and cash equivalents during the nine months ended September 30, 1997 resulted from net cash flows provided by operating activities of $3.9 million, cash flows used in investing activities of $0.2 million, and cash flows used in financing activities of $1.0 million.

Cash flows from operating activities

Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $4.6 million for the nine months ended September 30, 1996. Net cash provided by operating activities for the nine months ended September 30, 1997 was primarily the result of lower paper inventory levels in 1997 and increased accounts payable balances due to timing of payments to vendors. Net cash provided by operating activities for the nine months ended September 30, 1996 was primarily the result of lower paper inventory levels and lower subscription acquisition cost due to lower spending levels in 1996.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.2 million and $0.3 million for nine months ended September 30, 1997 and 1996, respectively.

Cash flows from financing activities

Cash flows used in financing activities were $1.0 million for the nine months ended September 30, 1997, compared to cash flows used in financing activities of $1.6 million for the nine months ended September 30, 1996. Affiliated company investments and advances at September 30, 1997 increased $0.5 million from the December 31, 1996 balance, whereby the Company is owed $1.1 million by GMI as of September 30, 1997. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with

GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, in the amount of $1.1 million, has not been made as of November 13, 1997. Demand for such payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The principal shareholder of GMI has guaranteed the entire amount due to the Company. GMI has agreed in writing to repay the entire amount due from the proceeds of certain pending transactions. In 1997, the Company loaned the principal shareholder of GMI $0.4 million. The loan is evidenced by a promissory note, bears interest at 12% per annum, and is payable by December 31, 1997.

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

Future outlook

The Company's cash balance at September 30, 1997 was $9.8 million, compared to $7.2 million at December 31, 1996. The Company is obligated to make a $4.2 million interest payment on its Notes on December 31, 1997.

The Company's results from operations continues to be negatively impacted by decreased newsstand circulation and advertising revenues from Mens Magazines. Newsstand circulation has continued to decline during the first nine months of 1997 resulting in continued net losses to the Company. While it is difficult to predict future newsstand sales of the Company's magazines, it is unlikely that the Company can achieve profitable results of operations during 1997, if such sales continue to decline. Furthermore, under the Indenture, should the Company incur additional losses in the future, such that the Company's tangible net worth (deficiency) declines from the amount at September 30, 1997 of ($79.4) million, below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101 % of the principal amount thereof .

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          General Media, Inc.
                                          (Registrant)


Dated: November 13, 1997                  By: /s/ Patrick J. Gavin
                                              ------------------------
                                                  Signature

                                          Patrick J. Gavin
                                          Executive Vice President
                                          Chief Financial Officer and Treasurer

                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Item
-----------       ----

*10.1 Amendment and Extension by and among R.R. Donnelly & Sons and General Media International, Inc., General Media, Inc., General Media Communications, Inc. And General Media Automotive Group, Inc.

27                Financial Data Schedule
----------
* Confidential Treatment has been requested with respect to certain information contained in this exhibit.