Form 10-K405
period 1997-12-31
GENERAL MEDIA INC
filed 1998-03-30
CIK 920771

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997     Commission File Number: 33-76716

                               GENERAL MEDIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-3750988
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

                       277 Park Avenue, New York, NY 10172
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 702-6000
                         -------------------------------
                         (Registrant's telephone number)

                         -------------------------------

   Securities registered pursuant to Sections 12(b) or 12(g) of the Act: NONE
                         -------------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's common stock, par value $.01 per share, held by non-affiliates of the Registrant (based upon the selling price of such stock as of March 17, 1998) was $0.

As of March 17, 1998, there were 475,000 shares outstanding of the Registrant's common stock, par value $.01 per share.

                  --------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Location in Form 10-K in Which
               Document                             Document is Incorporated
               --------                             ------------------------

Registration Statement No. 33-76716 on        Part IV, Items 14(a)(3) and 14(c),
Form S-4, filed with the Securities and        to the extent indicated therein.
Exchange Commission on March 22, 1994.

                               GENERAL MEDIA, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I
                                     ------

Item 1.  BUSINESS.............................................................3
Item 2.  PROPERTIES..........................................................12
Item 3.  LEGAL PROCEEDINGS...................................................13
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.............................................................13

                                     PART II
                                     -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS...................................13
Item 6.  SELECTED FINANCIAL DATA.............................................14
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...............................15

                     LIQUIDITY AND CAPITAL RESOURCES

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................27
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................27

                                    PART III
                                    --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................28
Item 11. EXECUTIVE COMPENSATION..............................................30
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT......................................................32
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY
         TRANSACTIONS........................................................32

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.................................................34

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

      General Media is a wholly owned subsidiary of General Media International, Inc. ("GMI"). GMI, together with its subsidiaries other than the Company (such subsidiaries are collectively referred to as the "Other GMI Subsidiaries"), engages in operations that are organized into the Real Estate Group (which owns various properties and real estate holdings), and the Fine Arts Group (which buys, sells and holds for sale a substantial inventory of works of art). GMI formed General Media, a Delaware corporation, in November 1993 to implement a new operating and financing plan, which included (i) the transfer to General Media of the stock of certain subsidiaries that formed a portion of the publishing and the entertainment segments of GMI and (ii) the private offering of senior debt securities and common stock purchase warrants (the "Private Offering"). See "Market for the Registrant's Common Stock and Related Stockholder Matters." Such plan enabled GMI to, among other things, direct resources to certain subsidiaries within its publishing and entertainment segments and improve operational and financial flexibility by replacing short-term debt with fixed-rate, long-term debt.

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, internet subscription services, video cassette products and pay-per-view programming.

      The net revenues, income (loss) from continuing operations and identifiable assets attributable to each of the Company's industry segments are presented in Note 10 to Consolidated Financial Statements included in Part IV,
Item 14.

Products and Services - Publishing Segment

      Penthouse Magazine and the Affiliate Publications

      Penthouse magazine was founded by Robert Guccione, who first published the magazine in London in 1965 and in the United States in 1969. Penthouse magazine, the magazine of sex, politics and protest, offers its readers a combination of photography, investigative journalism, fiction, illustration, humor, politics, art and business. This creative mix of informative and entertaining articles combined with high quality photography has enabled Penthouse magazine to maintain a loyal consumer base.

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

      In addition, leading figures of American political and social life have written provocative articles for Penthouse magazine. Some of the country's best selling writers contribute their fiction and non-fiction stories to Penthouse magazine. The magazine also includes monthly fashion features, as well as reviews of films, books, computer products, wine and spirits and regular coverage of health and fitness issues for men.

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

      Circulation.

      In 1997, Penthouse magazine had a domestic average monthly circulation of approximately 912,000 copies and the Affiliate Publications had a combined domestic average monthly circulation of approximately 604,000 copies. The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1993 through 1997.

                Penthouse Magazine and the Affiliate Publications
                      Domestic Average Monthly Circulation
                              (Copies in Thousands)

                      Penthouse Magazine         Affiliate Publications          Total
Year Ended    ------------------------------  ------------------------------   Domestic
December 31,  Newsstand  Subscription  Total  Newsstand  Subscription  Total  Circulation
------------  ---------  ------------  -----  ---------  ------------  -----  -----------
1993 ...        826          317       1,143     876          53         929     2,072
1994 ...        856          343       1,199     872          53         925     2,124
1995 ...        720          401       1,121     779          64         843     1,964
1996 ...        645          356       1,001     634          58         692     1,693
1997 ...        533          379         912     554          50         604     1,516

      Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 42% of Penthouse's newsstand sales are derived from convenience stores, while approximately 13% and 12 % of such sales are derived from bookstore and newsstand distribution channels, respectively. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 72% for the year ended December 31, 1997.

      The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 17% of total newsstand copies are sold internationally.

      Newsstand revenues for Penthouse magazine and the Affiliate Publications were $42.0 million, $49.5 million and $55.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 40%, 43% and 46% of the Company's net revenues for these periods, respectively.

      In recent years, domestic newsstand circulation for men's magazines has been declining. From 1993 to 1997, Penthouse magazine's and the Affiliate Publications' domestic average monthly newsstand circulation decreased by 37%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets, the increased market share of cable television and the internet have largely contributed to the overall decrease in circulation.

      This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine's cover price, for example, has steadily increased from $3.00 per issue in 1983 to $5.99 per issue for eight issues and $6.99 per issue for four issues in 1997. The Company regularly price tests its magazines. However, no cover price increases are planned in fiscal 1998.

      While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $23.00 to $46.00 in 1997, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaign, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

      Subscription revenues for Penthouse magazine and the Affiliate Publications were $7.2 million, $7.9 million and $8.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 7% of the Company's net revenues for these periods.

      Advertising.

      Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than other magazines as approximately 66% of their respective revenues are generated from newsstand sales, while approximately 11% are generated from subscription sales and approximately 20% are generated from advertising. Advertising revenues (excluding affiliated advertising revenues) for Penthouse magazine and the Affiliate Publications were $12.9 million, $15.8 million and $16.0 million for the years ended December 31, 1997, 1996 and 1995, representing approximately 12%, 14% and 13% of the Company's net revenues for these periods, respectively.

      In 1997, Penthouse magazine's advertising pages (excluding affiliated advertising pages) decreased by 16% from the prior year, while advertising revenues (excluding affiliated advertising revenue) decreased by 17%. In 1996, Penthouse magazine's advertising pages decreased by 24% from 1995.

      Penthouse magazine also includes advertising for the Company's products, primarily its pay-per-call telephone lines, video cassettes, internet products and pay-per-view programming.

      The Food and Drug Administration (the "FDA") issued regulations in August 1996 which prohibits the publication of tobacco advertisements containing drawings, color or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication". A adult publication is one (i) whose readers younger than 18 years of age constitute no more than 15% of total readership, and (ii) is read by fewer than two million persons younger than 18 years of age, in each case as measured by competent and reliable survey evidence. The Company believes that its magazines qualify as adult publications and the regulations do not apply to them. In April 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA does not have the authority under existing law to restrict the advertising restrictions contained in the regulation. The Government has appealed this ruling, which appeal is pending.

      Foreign Edition Licensing

      The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name to publishers in foreign countries.

Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 1997, the Company received revenues from licensing agreements with publishers in Australia, Brazil, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Italy, Japan, Korea, South Africa, Spain, Taiwan, Thailand and the United Kingdom.

      Revenues from licensing of foreign editions were $2.3 million, $4.9 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 2%, 4% and 2% of the Company's net revenues for these periods, respectively. Revenues for the year ended December 31, 1996 includes $2.0 million received as settlement of litigation involving the Company's licensee in the United Kingdom.

      Automotive Magazines

      The Company publishes four domestic automotive titles (the "Automotive Magazines"), as described below, that have a combined average monthly circulation of approximately 651,000 copies. The Company publishes them at its offices located in Santa Monica, California and Newburyport, Massachusetts.

      Four Wheeler: a monthly publication that features the sports truck field and is dedicated to the four-wheel drive enthusiast and industry. Four Wheeler's editorial coverage caters to the technical and lifestyle interests of off-road drivers and their vehicles. Four Wheeler's comprehensive coverage of the light truck field includes new product testing, travel and adventure photography, competitive coverage, project-vehicle features and do-it-yourself articles for novice and veteran four-wheelers.

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

                              Automotive Magazines
                      Domestic Average Monthly Circulation
                              (Copies in Thousands)

 Year Ended
December 31,                                      Newsstand  Subscription  Total
------------                                      ---------  ------------  -----
  1993 ..................................            216          392       608
  1994 ..................................            222          413       635
  1995 ..................................            226          426       652
  1996 ..................................            211          414       625
  1997 ..................................            210          441       651

      All the Automotive Magazines are sold at newsstands and through subscriptions. Subscription copies sold as a percentage of total copies sold of the Automotive Magazines were approximately 68% for the year ended December 31, 1997. A twelve-month subscription to one of the Automotive Magazines is typically $15.97. The Company generally obtains new subscribers to the Automotive Magazines, as well as its other magazines, through its own direct mail campaigns and agent-operated direct mail campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscription.

      Subscription revenues of the Automotive Magazines were $3.7 million, $3.7 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 4% of the Company's net revenues in 1997 and 3% of the Company's net revenues in 1996 and 1995. Newsstand revenues of the Automotive Magazines were $4.7 million, $4.6 million and $4.9 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 5% of the Company's net revenues in 1997 and 4% of the Company's net revenues in 1996 and 1995.

      Advertising.

      Advertising revenues of the Automotive Magazines were $12.5 million, $11.3 million and $9.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing approximately 12%, 10% and 8% of the Company's net revenues for these periods, respectively. Advertising revenues are primarily derived from the automobile industry, including automobile manufacturers and distributors of automotive parts and accessories. Advertising revenues increased 10.5% and advertising pages increased 2.3% in 1997. Advertising revenues increased 14.6% and advertising pages decreased 3.3% in 1996, from the 1995 levels.

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

      In 1997, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements which, after giving effect to an an extension and amendment dated July 1997, expire in December 2003. In 1997, Forum and Variations were printed by St. Ives Color. Should the Company wish to change printers, it is confident that other printers of similar quality could be engaged.

      The domestic newsstand distribution of the Company's magazines is handled by the Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement in effect until termination upon prior notice by either the Company or Curtis Circulation. Curtis Circulation distributes the Company's publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides the Company with other services, including management information and promotional and specialty marketing services. The Company receives a cash advance from Curtis Circulation at the time each issue is released for sale. The Company recognizes revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation based upon the number of magazines actually sold, compared to the estimated number for which Curtis Circulation was previously paid. The international newsstand distribution of the Company's magazines is handled by Worldwide Media Services, Inc.

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

      Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. The Company last experienced a general postal rate increase of 14% in January 1995. The next postal rate increase has not yet been scheduled.

Products and Services - Entertainment Segment

      The Company's entertainment segment produces and distributes adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes and pay-per-view programming, and also includes the licensing of video cassettes under the Penthouse brand name and provides internet pay services. Revenues of the entertainment segment were $16.8 million, $15.1 million and $17.4 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing 16%, 13% and 14% of the Company's net revenues for these periods, respectively.

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

      The Company develops, produces and distributes products for the domestic and international home video and pay-per-view markets. Since 1990, the Company has produced 58 videos, which have been released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. The videos are also offered for sale through the Company's magazines and through the Penthouse internet site. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements. In April 1997, the Company entered into an agreement with Request Television, whereby the Company's videos are first shown on Request's pay-per-view network prior to retail distribution. Revenues received from the agreement is based upon the number of pay-per-view purchases and was $0.3 million in 1997.

      Between 1994 and 1996, the Company released eight CD-ROM interactive products. These products were unprofitable and the Company discontinued this product line in 1997.

      In August 1995, the Company launched a pay service, Penthousemag.com, on the Internet. Customers are sold a subscription ranging from one month to one year, at a price of $14.95 - $99.95, as well as a lifetime subscription at a price of $199.95. The subscription gives the customer access to adult-oriented photographs via a personal identification number. The personal identification number expires according to the terms of the subscription. The subscriptions are billed to customers' credit cards in accordance with the Federal Communications Commission's safe harbor provision. Penthousemag.com also contains access to Penthouselive.com, which provides paying customers other adult oriented products, such as videos. Penthouselive.com is a joint venture, whereby the content and maintenance of the site is the responsibility of the other venturer and the Company receives 50% of all net revenues from the site. Revenues received from the internet for the years ended December 31, 1997 and 1996 were $
4.7 million and $ 1.0 million, respectively.

Sources and Availability of Raw Materials

      Paper is the primary raw material used in the production of the Company's magazines. The Company uses a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. The Company believes that there are several alternative suppliers in the event of its inability to purchase from its present suppliers.

      The Company experienced significant paper price increases in 1995. As a result, during 1995, the Company implemented certain measures to attempt to partially offset the effect of the paper price increase, including reducing print orders, trim size, paper weight and other production efficiencies. The effect of these measures and the reduction in paper prices throughout 1996, is reflected in lower paper costs in 1997.

Trademarks

      The Company's trademarks are essential to the Company's current business operations and future expansion. The trademarks, which are renewable indefinitely, include Penthouse, Forum, Variations, Penthouse Letters, Hot Talk, Girls of Penthouse, Penthouse Comix, Penthouse Max, Four Wheeler, Open Wheel, Stock Car Racing and Drag Racing Monthly.

Seasonality

      The Company's business is generally not seasonal in nature. Issues of Penthouse magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of the Company's video cassette products may vary based upon the timing of the release of new videos.

Dependence on Customers

      No customer of the Company accounted for more than five percent of the Company's net revenues in 1997, 1996 or 1995, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $6.0 million, $8.0 million and $8.1 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 1997, 1996 and 1995, respectively. These revenues represent 6%, 7% and 7% of the Company's net revenues in 1997, 1996 and 1995, respectively.

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

Employees

      As of March 17, 1998, the Company employed 228 full-time employees, none of whom are members of a union, and 14 part-time employees.

Item 2. PROPERTIES.

      The Company's principal corporate offices for both the publishing and entertainment segments are located in New York City at 277 Park Avenue. The Company leases office space for its principal corporate offices, the publishing and sales offices of its publishing segment and the production and sales offices of its entertainment segment at various locations, as set forth below.

                                                        Approx.   Lease
                                                        Sq. Ft.   Expiration
Location                  Principal Use                 Occupied  Date
--------                  -------------                 --------  ----
277 Park Avenue,          Principal Corporate Offices,
New York, New York        Publishing and Sales Office     80,000  January 31, 2002

Chicago, Illinois         Sales Office                       800  March  31, 2002

Newburyport,
Massachusetts             Publishing and Sales Office      3,200  May 15, 1999

Santa Monica, California  Production and Sales Office     14,019  April 30, 2000

      The Company has a seven-year lease for its principal corporate offices which commenced on January 1, 1995 and requires annual lease payments of $2.0 million until July 1, 1998 and thereafter at $2.2 million until the expiration of lease. The Company believes that its principal corporate offices are suitable and adequate for its current business operations and that, upon expiration of the lease, it will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

      The Company, GMI and the Other GMI Subsidiaries have entered into an Expense Allocation Agreement (the "Expense Allocation Agreement") which sets forth the methodology for allocating common expenses among the parties related to, among other things, the use of and occupancy costs for the Company's former principal corporate offices in New York City, which were owned by Affiliates of the Company. Pursuant to the Expense Allocation Agreement, such items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel. The rent expense recognized by the Company in 1995 for the use of the Company's former principal corporate offices located at 1965 Broadway was approximately $0.3 million. See "Certain Relationships and Related Party Transactions."

      The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.5 million, $0.7 million and $0.9 million in 1997, 1996 and 1995, respectively, for the use of such property. See "Certain Relationships and Related Party Transactions."

Item 3. LEGAL PROCEEDINGS.

      The Internal Revenue Service has completed an audit of GMI's Federal income tax returns through 1985. New York State and New York City have completed audits of GMI's income tax returns for years 1992 and 1993, respectively. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities. Under the terms of a Tax Sharing and Indemnification Agreement among the Company, GMI and the Other GMI Subsidiaries (the "Tax Sharing Agreement"), GMI and the Other GMI Subsidiaries will be liable for any payments due as a result of these audits through fiscal 1993.

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

      The Company's subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

      As of March 17, 1998, GMI was the sole holder of the 475,000 shares of common stock, $.01 par value per share (the "Common Stock"), of the Company currently issued and outstanding. There is no established public trading market for the Common Stock.

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

      The Company has not declared any dividend for the fiscal years ended December 31, 1997, 1996 and 1995.

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

      The Company also issued in the Private Offering 187,506 common stock purchase warrants (the "Warrants") to purchase an aggregate of 25,000 shares of Common Stock (approximately 5% of the outstanding Common Stock) (the "Warrant Shares"). The Warrants are exercisable for Warrant Shares at an exercise price of $.01 per Warrant Share until December 22, 2000. Under the Warrant Agreement, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as warrant agent, the Company is obligated to use its best efforts to register the Warrants and Warrant Shares if it proposes to register any shares of Common Stock under the Securities Act of 1933, upon the request of the holders of such Warrants and Warrant Shares. At any time after December 21, 1998, the holders of the Warrants and Warrant Shares may request the Company to purchase for cash all of their Warrants or Warrant Shares.

Item 6. SELECTED FINANCIAL DATA.

                                              Year Ended December 31,
                                  ------------------------------------------
                                   1993     1994     1995     1996     1997
                                   ----     ----     ----     ----     ----

                                                 ($ in Millions)

Operating Data:

  Net revenue                     $111.0   $122.2   $120.4   $114.6   $103.8

  Operating income (loss)           17.3     13.7     (0.3)     8.9      7.4

  Interest expense, net              2.9      9.9      9.8      9.6      9.3

  Income (loss) from continuing
     operations                      8.4      2.0    (10.0)    (1.0)    (1.9)

  Net income (loss)                  7.8      2.0     (9.4)    (1.0)    (1.9)

Other Data:

  Depreciation and amortization     $1.4     $1.2     $1.6     $1.9     $1.9

  Capital expenditures               0.5      1.3      4.7      0.4      0.3

  Ratio of earnings to fixed
    charges                          4.9      1.3      0.0      0.9      0.8

Balance Sheet Data:

  Total assets                    $ 56.7   $ 63.3   $ 51.5   $ 45.6   $ 42.6

  Total long-term debt              83.7     83.9     79.1     79.3     79.5

  Total stockholders' deficiency   (64.9)   (61.5)   (70.9)   (71.9)   (73.8)

Certain amounts have been retroactively restated to reflect an accounting change from the LIFO to FIFO inventory valuation method in 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and the publication of four specialty automotive magazines: Four Wheeler; Stock Car Racing; Open Wheel; and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and pay subscription service on the internet.

      The Company's revenues were $103.8 million for the year ended December 31, 1997, compared to revenues of $114.6 million for the year ended December 31, 1996, a decrease of $10.8 million. Newsstand revenues were $46.6 million and $54.1 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $7.5 million, primarily due to a decrease in sales of Mens Magazines. Advertising revenues were $25.4 million and $27.1 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $1.7 million, due primarily to a decrease of $2.9 million in advertising sales of Mens Magazines, offset by an increase of $1.2 million in advertising sales of the Automotive Magazines. Subscription revenues were $10.9 million and $11.6 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $0.7 million, primarily due to decreased sales of Mens Magazines. Revenues from the Entertainment segment were $16.8 million and $15.1 million for the years ended December 31, 1997 and 1996, an increase of $1.7 million. Revenues from the Company's video business were $3.6 million and $3.2 million for the years ended December 31, 1997 and 1996, respectively, an increase of $0.4 million. Revenues from the Company's pay-per-call business were $8.5 million and $10.8 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $2.3 million . Revenue from the Internet business was $4.7 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively, an increase of $3.7 million.

      Income from operations was $7.4 million and $8.9 million for the years ended December 31, 1997 and 1996, respectively. Income from operations was negatively impacted by decreased revenues, as previously discussed. Income from operations was positively impacted in 1997 by lower production, distribution and editorial costs associated with fewer magazines being printed, and decreased selling, general and administrative expenses primarily related to lower employee costs associated with corporate restructuring, lower direct subscription acquisition spending and reduced legal fees.

      Net non-operating expenses were $9.3 million for the year ended December 31, 1997 compared to $9.6 million for the year ended December 31, 1996, a decrease of $0.3 million, as a result of an increase in interest income in 1997. Included in interest expense is the amortization of debt issuance costs and discounts of $1.2 million for the years ended December 31, 1997 and 1996.

      No provision for income taxes was required in 1997 due to the loss incurred in such year. Provision for income taxes was $0.3 million for the year ended December 31, 1996, which represented foreign income taxes incurred.

      Net loss for the year ended December 31, 1997 was ($1.9) million, compared to ($1.0) million for the year ended December 31, 1996.

      The net revenues and income (loss) from operations of the Company were as follows ($ in millions):

                                                                  Income (loss)
                                            Net Revenues         from operations
                                            ------------         ---------------
                                             Year Ended            Year Ended
                                            December 31,          December 31,
                                         ------------------      ---------------
                                          1996        1997       1996     1997
                                         ------      ------      ----     ----
Publishing segment                       $ 99.5      $ 86.9      $5.5     $2.3
Entertainment segment                      15.1        16.9       3.4      5.1
                                         ------      ------      ----     ----
                                         $114.6      $103.8      $8.9     $7.4
                                         ======      ======      ====     ====

Publishing Segment

      The net revenues and income (loss) from operations of the Publishing Segment were as follows ($ in millions):

                                                                  Income (loss)
                                             Net Revenue        from operations
                                             -----------        ---------------
                                             Year Ended            Year Ended
                                             December 31,         December 31,
                                           ---------------       ---------------
                                           1996       1997       1996      1997
                                           ----       ----       ----      ----
Penthouse Magazine and
   the Affiliate Publications              $75.0      $63.7     $(1.3)    $(1.0)
Foreign edition licensing                    4.9        2.3       4.4       1.5
Automotive Magazines                        19.6       20.9       2.4       1.8
                                           -----      -----     -----     -----
                                           $99.5      $86.9      $5.5      $2.3
                                           =====      =====     =====     =====

Penthouse Magazine and the Affiliate Publications

      Revenues for Penthouse Magazine and the Affiliate Publications were $63.7 million and $75.0 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $11.3 million. Newsstand revenue for the year ended December 31, 1997 was $42.0 million, compared to $49.5 million for the year ended December 31, 1996, a decrease of $7.5 million. The decrease is attributable to a $ 4.8 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 17% decrease in the number of newsstand copies sold and a $2.7 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 13% in the number of newsstand copies sold. Advertising revenue for Penthouse magazine and the Affiliate Publications was $12.9 million for the year ended December 31, 1997, compared to $15.8 million for the year ended December 31, 1996, a decrease of $2.9 million. Advertising revenues in Penthouse magazine decreased $2.2 million as a result of a 16% decrease in advertising pages sold during 1997. Advertising revenues in the Affiliate Publications decreased $0.7 million as a result of a 23% decrease in advertising pages sold, partially offset by an increase in advertising rates per page. Subscription revenue was $7.2 million for the year ended December 31, 1997, compared to $7.9 million for the year ended December 31, 1996, a decrease of $0.7 million, due primarily to a decline in the net revenue per copy. The decreased revenue per copy was due primarily to a change in the mix between agency sales (which generate a low per copy rate) and direct to customer sales. Other revenue was $1.6 million for the year ended December 31, 1997, compared to $1.9 million for the year ended December 31, 1996, a decrease of $0.3 million. The decrease in other revenue is primarily attributable to a decrease in revenues received from the sale of past issues of the Company's publications sold as value-packs and a decrease in royalty revenue.

      Publishing-production, distribution and editorial expenses were $35.4 million for the year ended December 31, 1997, compared to $41.7 million for the year ended December 31, 1996, a decrease of $6.3 million. Paper costs were $12.8 million for the year ended December 31, 1997, compared to $17.0 million for the year ended December 31, 1996, a decrease of $4.2 million. Paper costs were reduced primarily because of a decrease in the cost of paper and additionally by decreasing the number of copies printed and the number of pages printed of certain publications. Print costs were $13.9 million for the year ended December 31, 1997, compared to $14.6 million for the year ended December 31, 1996, a decrease of $0.7 million. Print costs were reduced by decreasing the number of copies printed and number of pages per copy printed in certain publications. Editorial and art costs were $3.5 million for the year ended December 31,1997, compared to $3.8 million in 1996, a decrease of $0.3 million. The decrease is due primarily to decreased spending levels related to Penthouse Comix and Forum magazine, partially offset by increased write-offs of pictorial inventory during the year ended December 31, 1997, as compared to the year ended December 31, 1996. Distribution costs were $5.2 million for the year ended December 31, 1997, compared to $5.8 million for the year ended December 31, 1996, a decrease of $0.6 million. The decrease in distribution costs was generally due to fewer copies of magazines being distributed. Other production costs of $0.5 million were incurred during the year ended December 31, 1996 related to an insert placed in certain publications to promote the Company's pay-per-call services.

      Selling, general and administrative expenses were $28.0 million for the year ended December 31, 1997, compared to $32.6 million for the year ended December 31, 1996, a decrease of $4.6 million. The decrease is primarily attributable to lower salaries ($0.4 million), lower retail display allowance costs associated with lower newsstand circulation ($0.9million), lower advertising expenses ($0.8 million), lower commission expenses related to lower advertising sales ($0.3 million), and lower legal expenses ($0.7 million). Additionally, corporate overhead allocations to the Mens Magazine group were $2.5 million lower in the year ended December 31, 1997, as compared to the year ended December 31, 1996. These decreases were partially offset by an increase in professional fees ($0.4 million) and increased promotional spending ($0.3 million).

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.5 million for the year ended December 31, 1997, compared to $0.7 million for the year ended December 31, 1996, a decrease of $0.2 million.

Foreign Edition Licensing

      Revenues from foreign edition licensing were $2.3 million for the year ended December 31, 1997, compared to $4.9 million for the year ended December 31, 1996, a decrease of $2.6 million. The decrease is primarily the result of a $2.0 million litigation settlement in October 1996, which was in settlement of a dispute with a former licensee of the United Kingdom edition of Penthouse magazine. Additional revenue decreases were due primarily to the loss of the South African licensee of Penthouse magazine and reduced revenues from several other licensees. Selling, general and administrative expenses were $0.8 million and $0.5 million for the years ended December 31, 1997 and 1996, respectively, an increase of $0.3 million, due primarily to an increase in corporate over head allocations during the year ended December 31, 1997.

Automotive Magazines

      Revenues for the Automotive Magazines were $20.9 million for the year ended December 31, 1997, compared to $19.6 million for the year ended December 31, 1996, an increase of $1.3 million. Newsstand revenues were $4.7 million for the year ended December 31, 1997, compared to $4.6 million for the year ended December 31, 1996, an increase of $0.1 million, due primarily to more copies sold of Four Wheeler magazine. Advertising revenues were $12.5 million for the year ended December 31, 1997, compared to $11.3 million for the year ended December 31, 1996, an increase of $1.2 million, resulting primarily from an 8% increase in advertising rates per page. Subscription revenues were $3.7 million for the years ended December 31, 1997 and 1996.

      Publishing-production, distribution and editorial expenses were $10.2 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996, a decrease of $0.2 million. Paper costs were $3.8 million for the year ended December 31, 1997, compared to $4.4 million for the year ended December 31, 1996, a decrease of $0.6 million. The decrease in paper costs in 1997 is primarily attributable to decreased cost of paper, offset by an increase in the number of magazines printed and page per copy printed in 1997, as compared to 1996. Print costs were $3.8 million for the years ended December 31, 1997 and 1996. Distribution costs were $2.1 million and $1.9 million for the years ended December 31, 1997 and 1996, respectively, an increase of $0.2 million, due primarily to more copies being distributed and more per pages per copy printed. Editorial and art costs were $0.3 million for the years ended December 31, 1997 and 1996.

      Selling, general and administrative expenses were $8.1 million for the year ended December 31, 1997, compared to $6.3 million for the year ended December 31, 1996, an increase of $1.8 million. The increase is primarily attributable to increased salaries ($0.3 million), increased commission expense associated with increased advertising revenues ($0.1 million), and increased subscription spending ($0.4 million). Additionally, corporate overhead allocations increased $0.9 million during the year ended December 31, 1997, compared to the year ended December 31, 1996.

Entertainment Segment

      Revenues from the Entertainment Segment were $16.9 million for the year ended December 31, 1997, compared to $15.1 million for the year ended December 31, 1996, an increase of $1.8 million. The Company's video business revenues were $3.6 million for the year ended December 31, 1997, compared to $3.2 million for the year ended December 31, 1996, an increase of $0.4 million. The increase is due to nine new video titles being released in 1997, compared to six titles in 1996, increased licensing revenue and revenues from a pay-per-view joint venture. These increases were offset by decreased revenue of $0.4 million as a result of the Company's discontinuing the sale of its unprofitable CD-ROM products. The Company's pay-per-call business revenue was $8.5 million and $10.8 million for the years ended December 31, 1997 and 1996, respectively, a decrease of $2.3 million. The decrease in pay-per-call revenues is primarily attributable to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The new criteria took effect in mid- June, 1996. Additionally, lower circulation of the Company's Mens Magazines in all likelihood contributed to lower revenues. The Company's internet business revenues were $4.7 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively, an increase of $3.7 million. Internet revenues increased due to revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site that began operations in April 1997. Revenues were also received from a new arrangement, whereby the company received revenue from another internet site "linked" to the Company's internet site. Such arrangement also began in April 1997.

      Direct costs were $6.4 million for the year ended December 31, 1997, compared to $7.9 million for the year ended December 31, 1996, a decrease of $1.5 million. The Company's video business experienced a $0.5 million decrease in direct costs primarily associated with lower video production costs, offset by higher fulfillment and distribution costs associated with higher sales volume. The Company's pay-per-call business experienced a $0.9 million reduction in costs attributed to lower sales volume and lower levels of customer charge backs due to the reduction in the extension of credit to callers who did not meet certain criteria established by the Company, as previously discussed.

      Selling, general and administrative expenses were $5.1 million for the year ended December 31,1997, compared to $3.6 million for the year ended December 31, 1996, an increase of $1.5 million. The increase is attributable to increased expenses related to the new video licencing agreements referred to above and computer processing fees and consulting fees related to the higher levels of revenues from the internet business. In addition, corporate overhead allocations to the entertainment group increased $1.0 million in 1997, compared to 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      The Company's revenues were $114.6 million for the year ended December 31, 1996, compared to revenues of $120.4 million for the year ended December 31, 1995, a decrease of $5.8 million. Newsstand revenues were $54.1 million and $60.4 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $6.3 million, primarily from a decrease in sales of Mens Magazines. Advertising revenues were $27.1 million and $25.9 million for the years ended December 31, 1996 and 1995, respectively, an increase of $1.2 million, due primarily to an increase in advertising sales of the Automotive Magazines. Subscription revenues were $11.6 million and $12.7 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $1.1 million, primarily due to decreased sales of Men's Magazines. Revenues from the Entertainment segment were $15.1 million and $17.4 million for the years ended December 31, 1996 and 1995, a decrease of $2.3 million. Revenues from the Company's video and pay-per-call business decreased $2.2 million and $0.5 million, respectively. Revenue from the Internet business was $1.0 million and $0.6 million for the years ended December 31, 1996 and 1995, respectively, an increase of $0.4 million.

      Income from operations was $8.9 million for the year ended December 31, 1996, compared to a loss of $0.3 million for the year ended December 31, 1995. Income from operations was positively impacted in 1996 by lower production, distribution and editorial costs associated with fewer magazines being printed, fewer pages per magazine, as well as decreased selling, general and administrative expenses primarily related to lower employee costs associated with corporate restructuring, lower direct subscription acquisition spending and reduced legal fees and costs. Income(loss) from operations was negatively impacted by decreased revenues, as previously discussed.

      Net non-operating expenses were $9.6 million for the year ended December 31, 1996 compared to $9.8 million for the year ended December 31, 1995, a decrease of $0.2 million, as a result of the repurchase of $5.0 million of senior secured notes by the Company in July 1995. Included in interest expense is the amortization of debt issuance costs and discounts of $1.2 million for the years ended December 31, 1996 and 1995.

      Provision for income taxes was $0.3 million for the year ended December 31, 1996. No provision for income taxes was required in 1995 due to the loss incurred.

      Net loss for the year ended December 31, 1996 was ($1.0) million, compared to ($9.4) million for the year ended December 31, 1995.

      The net revenues and income (loss) from operations of the Company were as follows ($ in millions):

                                                                 Income (loss)
                                                Net Revenues    from operations
                                                ------------    ---------------
                                                 Year Ended       Year Ended
                                                December 31,     December 31,
                                             ---------------     -------------
                                              1995     1996      1995    1996
                                             ------   ------     -----   ----
Publishing segment                           $103.0   $99.5      $(2.7)  $5.5
Entertainment segment                          17.4    15.1        2.4    3.4
                                             ------   ------     -----   ----
                                             $120.4   $114.6     $(0.3)  $8.9
                                             ======   ======     =====   ====

Publishing Segment

      The net revenues and income (loss) from operations of the Publishing Segment were as follows ($ in millions) :

                                                                 Income (loss)
                                                Net Revenues    from operations
                                                ------------    ---------------
                                                 Year Ended       Year Ended
                                                December 31,     December 31,
                                             ---------------     --------------
                                              1995     1996      1995     1996
                                             ------   ------     -----    ----
Penthouse Magazine and
   the Affiliate Publications                $ 81.9    $75.0     $(4.7)  $(1.3)
Foreign edition licensing                       2.5      4.9       1.8     4.4
Automotive Magazines                           18.6     19.6       0.2     2.4
                                             ------   ------     -----    ----
                                             $103.0    $99.5     $(2.7)  $ 5.5
                                             ======   ======     =====    ====

Penthouse Magazine and the Affiliate Publications

      Revenues for Penthouse Magazine and the Affiliate Publications were $75.0 million and $81.9 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $6.9 million. Newsstand revenue for the year ended December 31, 1996 was $49.5 million, compared to $55.5 million for the year ended December 31, 1995, a decrease of $6.0 million. The decrease is partially attributable to a decrease of $ 1.5 million in newsstand revenue from Penthouse magazine, which resulted from a 11% decrease in the number of newsstand copies sold of Penthouse during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The Company publishes annually four issues of Penthouse magazine at $6.99 per issue and eight issues at $5.99. The effect of the decrease in newsstand copies sold of Penthouse magazine was partially offset in 1996 by the full year benefit of a cover price increase, which was implemented beginning with the June 1995 issue of Penthouse magazine. Newsstand revenues from the Affiliated Publications decreased $4.5 million, resulting from a decrease of 19% in the number of copies sold. Advertising revenue for Penthouse magazine and the Affiliate Publications was $15.8 million for the year ended December 31, 1996, compared to $16.1 million for the year ended December 31, 1995, a decrease of $0.3 million. Advertising revenues in Penthouse magazine decreased $0.2 million as a result of a 24% decrease in advertising pages sold during 1996, which was partially offset by a 30% increase in advertising rates per page. Advertising revenues in the Affiliated Publications decreased $0.1 million as a result of a decrease in advertising pages sold, which was partially offset by an increase in advertising rates per page. Subscription revenue was $7.9 million for the year ended December 31, 1996, compared to $8.9 million for the year ended December 31, 1995, a decrease of $1.0 million, as a result of a 12% decrease in subscription copies sold of Penthouse magazine and the Affiliated Publications, due in part to a decrease in subscription acquisition spending in 1996. Other revenue was $1.9 million for the year ended December 31, 1996, compared to $1.4 million for the year ended December 31, 1995, an increase of $0.5 million. The increase is attributable to revenues received from the catalogue sale of Company merchandise, increased product royalties and a full year of amortization in 1996 of advances received from the Company's newsstand distributors being recognized over the life of the agreements.

      Publishing-production, distribution and editorial expenses were $41.7 million for the year ended December 31, 1996, compared to $48.8 million for the year ended December 31, 1995, a decrease of $7.7 million. Paper costs were $17.0 million for the year ended December 31, 1996, compared to $20.1 million for the year ended December 31, 1995, a decrease of $3.1 million. Paper costs were reduced primarily by decreasing the number of copies printed and the number of pages printed of certain publications. Print costs were $14.6 million for the year ended December 31, 1996, compared to $17.2 million for the year ended December 31, 1995, a decrease of $2.6 million. Print costs were reduced by decreasing the number of copies printed and the number of pages printed of certain publications. Editorial and art costs were $3.8 million for the year ended December 31,1996, compared to $5.0 million in 1995, a decrease of $1.2 million. The decrease is due primarily to lower write-offs of pictorial inventory during the year ended December 31, 1996, as compared to the year ended December 31, 1995, and lower per issue art and editorial costs of Penthouse Comix. These savings were partially offset by increased spending in Forum due to a change in the editorial content during the first half of 1996. Distribution costs were $5.8 million for the year ended December 31, 1996, compared to $6.5 million for the year ended December 31, 1995, a decrease of $0.7 million. The decrease in distribution costs was due to generally fewer copies of magazines being distributed. Other production costs of $0.5 million were incurred during the year ended December 31, 1996, related to an insert placed in certain publications to promote the Company's pay-per-call services.

      Selling, general and administrative expenses were $32.6 million for the year ended December 31, 1996, compared to $35.8 million for the year ended December 31, 1995, a decrease of $3.2 million. The decrease is primarily attributable to: lower salaries, employee benefits, travel and entertainment, and temporary personnel expenses in 1996 due to corporate restructuring ($2.7million); lower retail display allowance costs associated with lower newsstand circulation ($0.6 million); lower subscription fulfillment costs related to fewer subscription copies fulfilled during 1996 and to the Company's change to a new subscription fulfillment company during 1995 ($0.2million). Furthermore, the Company incurred moving expenses in 1995 ($0.4 million) as a result of the relocation of its principal corporate offices. The decreases were partially offset by an increase in consulting fees ($0.5million).

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.7 million for the year ended December 31, 1996, compared to $1.1 million for the year ended December 31, 1995, a decrease of $0.4 million. The decrease is primarily due to lower operating costs of the Company's executive offices and because, effective March 1, 1995, in connection with the relocation of the Company's principal corporate offices, rent expense for the corporate offices is included in selling, general and administrative expense rather than in rent expense from affiliated companies.

Foreign Edition Licensing

      Revenues from foreign edition licensing were $4.9 million for the year ended December 31, 1996, compared to $2.5 million for the year ended December 31, 1995, an increase of $2.4 million. The increase is primarily the result of a $2.0 million litigation settlement in October 1996, which was in settlement of a dispute with a former licensee of the United Kingdom edition of Penthouse magazine. Additional revenue increases were obtained through the addition of licensees in Brazil and Taiwan. Selling, general and administrative expenses were $0.5 million and $0.7 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $0.2 million, resulting from lower consulting fees during the year ended December 31, 1996.

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

      Publishing-production, distribution and editorial expenses were $10.4 million for the year ended December 31, 1996, compared to $10.8 million for the year ended December 31, 1995, a decrease of $0.4 million. Paper costs were $4.4 million for the year ended December 31, 1996, compared to $4.3 million for the year ended December 31, 1995, an increase of $0.1 million. The increase in paper costs in 1996 is primarily attributable to the increased cost of paper, offset by a decrease in the number of magazines printed in 1996 as compared to 1995. Print costs were $3.8 million for the year ended December 31, 1996, compared to $4.3 million for the year ended December 31, 1995, a decrease of $0.5 million. The decrease is attributable to a decreased number of magazines printed in 1996. Distribution costs were $1.9 million for the year ended December 31, 1996 and 1995. Editorial and art costs were $0.3 million for the year ended December 31, 1996 and 1995.

      Selling, general and administrative expenses were $6.3 million for the year ended December 31, 1996, compared to $6.9 million for the year ended December 31, 1995, a decrease of $0.6 million. The decrease is primarily attributable to lower subscription acquisition spending.

Entertainment Segment

      Revenues from the Entertainment Segment were $15.1 million for the year ended December 31, 1996, compared to $17.4 million for the year ended December 31, 1995, a decrease of $2.3 million. The Company's pay-per-call and video divisions accounted for decreases of $0.5 million and $2.2 million, respectively. These decreases were partially offset by a $0.4 million increase in revenues from the Company's internet business. The decrease in pay-per-call revenues is attributed primarily to a required reduction in the extension of credit to callers that did not meet certain criteria established by the Company, the purpose of which was to reduce the amount of customer charge backs to a level acceptable to credit card companies. The decrease in revenues from the Company's video division is primarily due to fewer video cassettes sold through the Company's national wholesale distributor during the year ended December 31, 1996, as compared to the year ended December 31, 1995. Additionally, the revenue decline resulted from the termination in December 1995, of a direct response program with the Company's national video wholesale distributor. Internet revenues have been achieved through the implementation, in August 1995, of a pay subscription service on the internet.

      Direct costs were $7.9 million for the year ended December 31, 1996, compared to $10.1 million for the year ended December 31, 1995, a decrease of $2.2 million. The Company's video business experienced a $1.8 million decrease in direct costs, primarily associated with declines in fulfillment and distribution costs associated with a lower sales volume. The Company's pay-per-call business experienced a $0.4 million reduction in costs attributed to lower levels of customer charge backs due to the reduction in the extension of credit to callers who did not meet certain criteria established by the Company, as previously discussed.

      Selling, general and administrative expenses were $3.6 million for the year ended December 31,1996, compared to $4.9 million for the year ended December 31, 1995, a decrease of $1.3 million. The decrease in expenses is primarily attributable to lower costs of the Company's video business associated with lower sales volume, which was partially offset by higher expenses related to higher revenues from the internet business.

                               IMPACT OF YEAR 2000

      The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

      The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems and accordingly, will not have a material adverse effect on the Company's results of operations or financial position.

                         LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had $ 7.3 million in cash and cash equivalents, compared to $7.2 million at December 31, 1996. The increase in cash and cash equivalents during the year ended December 31, 1997 resulted from net cash flows provided by operating activities of $1.7 million, net cash flows used in financing activities of $1.1 million and net cash flows used in investing activities of $0.5 million.

Cash flows from operating activities

      Net cash provided by operating activities was $1.7 million for the year ended December 31, 1997, compared to net cash provided by operating activities of $2.8 million for the year ended December 31, 1996. Net cash provided by operating activities for the year ended December 31, 1997 was primarily a result of the reduction of paper and film and programming cost inventory, decreased accounts receivable and increased deferred subscription revenue due in part to increased subscription acquisition spending during the year ended December 31, 1997. The decrease in accounts receivable was the result of the sale of an accounts receivable balance due from a customer totaling $2.2 million. Net cash provided by operating activities for the year ended December 31, 1996 was primarily a result of the reduction of paper and film and programming cost inventory, and accounts receivable, partially offset by the reduction of deferred subscription revenue due in part to lower subscription acquisition spending during the year ended December 31, 1996.

Cash flows from investing activities

      Cash used in investing activities for the year ended December 31, 1997 was $1.0 million, compared to cash used in investing activities of $0.4 million for the year ended December 31, 1996. The cash used in investing activities in 1997, includes a $0.7 million loan to GMI's principle shareholder and $0.3 million in capital expenditures. Cash used in investing activities in 1996 was for capital expenditures.

Cash flows from financing activities

      Cash flows (used in) provided by financing activities were ($0.5) million and $0.3 million for the years ended December 31, 1997 and 1996, respectively. Cash flows used in financing activities in 1997 were related to advances to affiliated companies of $0.5 million. Cash flows from financing activities in 1996 were related to the repayment of advances from affiliated companies. During the year ended December 31, 1995, cash flows from financing activities were a result of the receipt of $8.0 million in advances from its distributor of video cassettes and films and national newsstand distributor. These advances, included as unearned revenues in the Company's balance sheets at December 31 and 1997 and 1996, respectively, are recognized as revenue, as video cassettes are sold and in the case of the advance from the national newsstand distributor, over the term of the distribution agreement. The Company will not receive cash from the sale of video cassettes until this amount is recouped by the Company's distributor. Should the Company's revenues from the sales of video cassettes and films be insufficient to earn the entire advance during the term of the agreement, the unearned amount would have to repaid, although at the current sales levels this would not be the case. In July 1995, the Company used cash to repurchase $5.0 million face amount of its outstanding senior secured notes, including 5,000 warrants, for $4.1 million.

      Affiliated company investments and advances at December 31, 1997 increased $0.5 million from the December 31, 1996 balance, such that the Company is owed $1.1 million from GMI as of December 31, 1997. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. No reimbursement was made by GMI during 1997 and the amount is still outstanding as of March 17, 1998. Demand for such payment has been made by management of the Company. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of its assets and Management expects that the amount will be repaid in 1998. The principal shareholder of GMI has agreed to guarantee repayment of this amount.

      The ability of the Company to incur additional debt is severely limited by the terms of its senior secured notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its Common Stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Company's subsidiaries which are guarantors of the senior secured notes under the Indenture, however, are permitted to make intercompany di vidends on their common stock.

Future outlook

      The Company's results from operations continues to be negatively impacted by decreased newsstand circulation and advertising revenues from Mens Magazines. Newsstand circulation has continued to decline during 1997, resulting in continued net losses to the Company. While it is difficult to predict future newsstand sales of the Company's magazines, it is unlikely that the Company can achieve profitable results from operations in 1998 if such sales continue to decline. However, the Company does expect the entertainment segment will contribute increased profitability in 1998, due to the Company's internet pay subscription service being operational for the entire year. Furthermore, under the Indenture, should the Company incur additional losses in the future such that the Company's tangible net worth (deficiency) declines from the amount at December 31, 1997 of ($77.9) million to below ($81.6) million for two consecutive quarters, the Company would be required to purchase, on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.

      The Company's cash balance at December 31, 1997 is $7.3 million. The Company has $4.2 million semiannual interest payment due on June 30, 1998. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

                         CHANGE IN ACCOUNTING PRINCIPLE

      In 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the Company's consolidated financial statements for all periods presented. The effect of the restatement was to decrease 1997 net loss by $178,000, increase 1996 net loss by $499,000 and decrease 1995 net loss by $115.000.

      The January 1, 1995 balance of retained earnings has been adjusted for the effect of applying retroactively, the new method of valuing inventories.

                   NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENT

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial positions or cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Consolidated Financial Statements and Financial Statement Schedules included in Part IV, Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

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

                                                              Date       Date
                                                            Elected   Elected to
                             Positions Presently Held          as      Present
Name                Age        with the  Registrant         Director    Office
------------------  ---  ---------------------------------  --------  ----------

Robert C. Guccione  67   Director, Chairman of the Board,     1993       1993
                         Publisher

Robert H. Altman    53   Director, President, Chief           1998       1998
                         Executive Officer

Patrick J. Gavin    46   Director, Executive Vice             1993       1998
                         President, Chief Operating
                         Officer

Nina Guccione       38   Director, Executive Vice             1997       1998
                         President,
                         President-New Media, Secretary

James M. Follo      38   Vice President, Chief Financial       --        1998
                         Officer, Treasurer

Laurence B. Sutter  54   Senior Vice President, General        --        1997
                         Counsel, Assistant Secretary

William F. Marlieb  69   Director                             1993        --

John L. Decker      61   Director                             1993        --

Phyllis Schwebel    70   Director                             1993        --

The business experience of the directors and executive officers of the Company during the past five years is presented below.

Robert C. Guccione is a Director, Chairman of the Board and Publisher of the Company, since February 1998. Since 1967, through February 1998, Mr. Guccione was Director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper.

Robert H. Altman has been a Director, President and Chief Executive Officer of the Company since January 1998. Prior to joining the Company, Mr. Altman was a partner in the law firm of Bryan Cave LLP from June 1995 to December 1997. From 1990 to 1995, Mr. Altman was a partner in the law firm of Holtzman, Wise & Sheperd.

Eugene Boffa, Jr. was President and Chief Operating Officer of the Company until January 1998. Mr. Boffa joined the Company in June 1996 as a consultant and served as President and Chief Operating Officer of the Company from December 1996 until January 1998. Mr. Boffa is an attorney-at-law, licensed to practice in New York and New Jersey. Mr. Boffa has practiced law since 1970 and most recently was a partner in the law firm of Boffa & Lytle for in excess of five years.

Patrick J. Gavin has been a Director, Executive Vice President and Chief Operating Officer of the Company since February 1998. Prior to the appointment to his current position, Mr. Gavin was Executive Vice President- Chief Financial Officer and Treasurer of the Company since 1990. Mr. Gavin received his B.S. in Management and an M.B.A. from St. John's University.

Nina Guccione has been a Director, Executive Vice President, President- New Media and Secretary of the Company since February 1998. Prior to the appointment to her current position, Ms. Guccione was Executive Vice President- New Media and Secretary of the Company since 1996. Ms. Guccione has served in various capacities within the Company for in excess of five years. Ms. Guccione is the daughter of Robert C. Guccione.

James M. Follo has been Vice President- Chief Financial Officer and Treasurer of the Company since February 1998. Prior to appointment to his current position, Mr. Follo was Vice President-Financial Operations of the Company since January 1994. Prior to joining the Company, Mr. Follo was Senior Audit Manager with the accounting firm of Grant Thornton, where he was employed from 1984 to 1994. Mr Follo is a certified public accountant.

Laurence B. Sutter has been a Senior Vice President, General Counsel and Assistant Secretary of the Company, since January 1997. Prior to his appointment to his current position, Mr. Sutter was Associate Counsel/Publications and Assistant Secretary. Mr. Sutter has been employed by the Company since 1982. Mr. Sutter has been a practicing attorney since 1977.

William F. Marlieb is a Director of the Company. Mr. Marlieb was President/Marketing, Sales and Circulation of the Company until his retirement in April 1997. He has been associated with the Company for 24 years. Prior to joining the Company in 1973, he was President of Tilley Marlieb Advertising, Inc. Mr. Marlieb is a past President and Chairman of the Advertising Club of New York.

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

Item 11. EXECUTIVE COMPENSATION.

      The following table summarizes the compensation for services rendered to the Company during fiscal years 1995, 1996 and 1997 by (i) the Company's Chief Executive Officer, Robert C. Guccione, and (ii) each of the Company's three other most highly compensated executive officers whose total annual salary and bonus exceed $100,000. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione and Ms. Keeton) and the Expense Allocation Agreement and employment agreements (for all other such officers). See "Certain Relationships and Related Party Transactions."

Name and Principal Position                         Annual Compensation
-----------------------------------------  ------------------------------------

                                           Year   Salary(1)  Bonus(5)  Other (3)
                                           ----  ----------  --------  --------

Robert C. Guccione                         1997  $1,530,000            $233,855
  Chairman, Publisher,                     1996  $1,615,000            $120,886
  Chief Executive Officer                  1995  $1,538,500

Kathryn Keeton Guccione (2)                1997  $  347,114            $233,855
  Vice Chairman                            1996  $  475,000            $120,886
                                           1995  $  452,500

Eugene Boffa, Jr.(4)                       1997  $  398,739
  President and Chief Operating Officer    1996  $  286,000

Patrick J. Gavin                           1997  $  347,959
  Executive Vice President,                1996  $  345,838
  Chief Financial Officer and Treasurer    1995  $  329,456

Lawrence B. Sutter
   Senior Vice President, General Counsel  1997  $  148,575
   and Assistant Secretary                 1996  $  137,247
                                           1995  $  141,115

William F. Marlieb(5)                      1997  $  268,651
  President/Marketing, Sales and           1996  $  393,262  $81,555
  Circulation                              1995  $  374,634  $87,520

(1) Executive officer compensation is determined pursuant to the allocation provisions of the Properties and Salary Allocation Agreement and the Expense Allocation Agreement referred to above and, for 1995, as to Messrs. Gavin and Marlieb, their employment agreements with the Company, GMI and its affiliates. The allocations were approved by the nonemployee members of the Board of Directors of the Company. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions" and "Certain Relationships and Related Party Transactions."

(2)   Deceased as of September 1997.

(3) Other compensation represents life insurance premiums paid on behalf of Mr. and Mrs. Guccione, under split dollar policy arrangements. One-half of the total premium paid is allocated above to each of Mr. and Mrs. Guccione.

(4) In 1996, salary represents payments under a consultant arrangement. In 1997, salary represents $115,200 under a consulting arrangement and $283,539 in salary.

(5) Mr. Marlieb was granted a bonus in 1995 and 1996 equal to the value of certain advertising he received in the Company's Mens Magazines. Mr. Marlieb, upon retirement from the Company on April 4, 1997, entered into an agreement with the Company which provides for retirement payments totalling $207,000 for two years. In addition, Mr. Marlieb is to be paid $25,000 annually through 2002, for consulting services, and the Company will furnish health insurance benefits through March 26, 1999.

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

Compensation Committee Interlock and Insider Participation in Compensation Decisions

      During 1997, three non-employee directors, Messrs. Decker and Avrett and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee. Mr. Avrett (who died in August 1997), however, was the Chairman of the Board and a principal of the firm Avrett, Free and Ginsberg which provides advertising services to the Company. The Company paid Avrett, Free and Ginsberg approximately $ 0.5 million, $1.2 million and $1.3 million for such services in 1997, 1996 and 1995, respectively. See "Certain Relationships and Related Party Transactions."

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

Retirement Savings Plan

      The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $9,500 in 1997. Participant's accounts are credited with the participant's contribution and an allocation of (a) GMI's contribution, if any, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 1997, Messrs. Guccione, Gavin, and Marlieb were 100% vested in profit sharing contributions. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Party Transactions." The Company did not make any contributions to the Plan in fiscal years 1995, 1996 and 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      All of the issued and outstanding Common Stock of the Company is owned by GMI. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 17, 1998.

                                       GMI              Shares        Percent
Name and Address                 Common Stock(1)  Beneficially Owned  of Class
-------------------------        ---------------  ------------------  --------

Robert C. Guccione                   Class A             6.67            66.7%
16 East 67th Street                  Class B             0.00             0.0
New York, New York  10022

Robert C. Guccione Family            Class A             3.33            33.3
Trust No. 1                          Class B             1.62           100.0

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amounts of approximately $0.5 million, $0.7 million and $0.9 million, during 1997, 1996 and 1995, respectively, for the use of the Townhouse for Company purposes. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

      The Properties and Salary Allocation Agreement also provides that the salaries of Mr. Guccione and Ms. Keeton are determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salaries based upon an allocation of the relative business time spent by Mr. Guccione and Ms. Keeton on GMI related business and on Company related business. In 1997, 1996 and 1995, the Company reimbursed GMI in the amounts of approximately $1.9 million , $2.1 million and $2.0 million, respectively, for the allocable amount of Mr. Guccione's and Ms. Keeton's salaries.

      GMI, the Company and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal income tax returns and, so long as permitted by the relevant tax authorities, combined New York State and New York City tax reports. New York State and New York City have preliminarily agreed to allow the Company to file combined returns for certain years, and it is anticipated that continued permission will be granted, although no assurance of such permission can be given. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses ("NOLs") between the Company, GMI and the Other GMI Subsidiaries. The Company, however, is not required to pay income or franchise taxes (except certain alternative taxes) to the extent that it can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. The Company is not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities until after all of the Series B Notes are redeemed or paid, and then only for the NOLs used in that or any subsequent year. In addition, the Tax Sharing Agreement provides that GMI and the Other GMI Subsidiaries indemnify the Company from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

      The Company, GMI and the Other GMI Subsidiaries also have entered into the Expense Allocation Agreement, which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for the Company's principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione and Ms. Keeton), data processing, accounting, production and sales support and administrative personnel. The Company pays such combined expenses and allocates to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of the Company solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit.

In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. The loan was in consideration of Mr. Guccione personally guaranteeing all material obligations of the Company under the agreement. Payment on the loan may be demanded with interest at 9% per annum, no earlier than December 31, 2001. If the note is repaid in full prior to June 30, 2001, the unpaid principal amount of the loan is reduced by $500,000.

      At December 31, 1997, the Company had a $0.7 million loan receivable from Mr. Guccione, pursuant to a promissory note. Such loan bears interest at 13.25% per annum and is due on December 31, 1998.

      At December 31, 1997, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione. Such loan bears no interest, is due on demand and is personally guaranteed by Mr. Guccione.

      In 1996 and 1995, the Company sold advertising pages in several of its publications to a Company which is owned by Mr. Marlieb, a director and officer of the Company. The amounts charged by the Company for the advertising pages was $81,555 and $87,250 in 1996 and 1995, respectively, which was the average rate paid by all non-affiliated advertisers in each issue in which the advertising appeared.

      The Company utilizes the services of Avrett, Free & Ginsberg, an advertising agency. Such agency provides for the design and placement of media advertising. Mr. Jack Avrett, a director of the Company until his death in August 1997, was a principal of such firm. The Company paid Avrett, Free & Ginsberg approximately $0.5, $ 1.2 and $1.3 million for advertising services in 1997, 1996 and 1995, respectively.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are being filed as part of this Report:

      (1)   See page F-1 for a listing of consolidated financial statements.

      (2)   See page F-1 for a listing of financial statement schedules.

      (3)   Exhibits:

Exhibit
   No.           Description
----------       -----------

  *3.1  --       Certificate of Incorporation of the Company, filed with the
                 Secretary of State of Delaware on November 9, 1993.

  *3.2  --       By-Laws of the Company.

  *4.1  --       Indenture, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as trustee ("Trustee"), containing, as exhibits, specimens of Series A Notes and Series
                 B Notes.

  *4.2  --       Registration Rights Agreement, dated as of December 21, 1993, between the Company and the Underwriters.

  *4.3  --       Security Agreement, dated December 21, 1993, between the
                 Company and Trustee.

  *4.4  --       Pledge Agreement, dated December 21, 1993, between the Company and Trustee.

  *4.5  --       Copyright Security Agreement, dated December 21, 1993, between the Company and Trustee.

  *4.6  --       Trademark Security Agreement, dated December 21, 1993, between the Company and Trustee.

+*10.1  --       Distribution Agreement, dated September 19, 1977, among Curtis
                 Circulation, Penthouse International, Ltd., Forum
                 International, Ltd., Viva International, Ltd., Penthouse Photo
                 World, Ltd. and Penthouse Poster Press, Ltd.; Amendment No. 1, undated; Amendment No. 2, dated September 8, 1982; Amendment
                 No. 3, dated March 18, 1985; and Amendment No. 4, dated
                 February 1, 1986.

+*10.2  --       Printing Agreement, dated April 30, 1980, between Penthouse
                 International, Ltd. and Meredith Corporation (to print
                 Penthouse); Amendment, dated October 23, 1986; Addendum #8, dated November 7, 1986; Amendment, dated December 8, 1986;
                 Addendum, dated March 20, 1987; Amendment, dated November 3,
                 1987; Addendum, dated March 15, 1990; Addendum, dated June 15,
                 1990; and Amendment and Extension, dated September 1, 1992.

+*10.3  --       Printing Agreement, dated May 1, 1987, between Penthouse
                 International, Ltd. and Meredith/Burda (to print Four Wheeler);
                 Amendment, dated November 3, 1987; Addendum, dated March 15,
                 1990; Addendum, dated June 15, 1990; Amendment, undated, effective July 1991; and Amendment and Extension, dated
                 September 1, 1992.

+*10.4  --       Printing Agreement, dated May 13, 1987, between Penthouse
                 International, Ltd. and Meredith/Burda (to print Girls of
                 Penthouse); Addendum, dated March 15, 1990; Addendum, dated
                 June 15, 1990; and Amendment and Extension, dated September 1,
                 1992.

+*10.5  --       Printing Agreement, dated July 15, 1991, among Four Wheeler
                 Publishing, Ltd., General Media International, Inc. and R.R.
                 Donnelley & Sons Co. (to print Open Wheel, Stock Car Racing and
                 Super Stock & Drag Illustrated); Amendment and Extension, dated
                 September 1, 1992.

+*10.6  --       Printing Agreement, dated July 20, 1993, among Hot Talk
                 Publications, Ltd., Penthouse Letters, Ltd., General Media
                 International, Inc. and R.R. Donnelley & Sons Co. (to print Hot
                 Talk and Penthouse Letters).

Exhibit
   No.           Description
----------       -----------

 *10.7  --       Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

 *10.8  --       Properties and Salary Allocation Agreement, dated December 21,
                 1993, among the Company, GMI and Locusts on the Hudson River
                 Corp.

 *10.9  --       Expense Allocation Agreement, dated December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

*10.10  --       Tax Sharing and Indemnification Agreement, dated December 21,
                 1993, among the Company, GMI and the Other GMI Subsidiaries.

*10.11  --       Employment Agreement, dated as of January 1, 1994, between the
                 Company and William F. Marlieb.**

*10.12  --       Employment Agreement, dated as of January 1, 1994, between the
                 Company and Patrick J. Gavin.**

 10.13  --       Lease, dated as of January 1, 1995, between the Company and
                 Stahl Park Avenue Co., for premises at 277 Park Avenue, New
                 York, New York (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1994).

+10.14  --       Circulation Subscription Fulfillment Services Agreement, dated
                 September 15, 1994, between Palm Coast Data, Ltd., Penthouse
                 International, Ltd., Omni Publications International, Ltd.,
                 Longevity International, Ltd., Four Wheeler Publishing, Ltd.,
                 Stock Car Racing Publications, Inc., Open Wheel Publications,
                 Inc., Super Stock Publications, Inc., Forum International, Ltd.
                 and Variations Publishing International, Ltd.; Amendment, dated
                 September 16, 1994.

 10.15  --       Employment Agreement, dated December 17, 1997, between the
                 Company and Robert H. Altman.**

 10.16  --       Retirement Agreement, effective April 4, 1997, between the
                 Company and William F. Marlieb.**

+10.17  --       Amendment and Extension by and among R.R. Donnelly & Sons and
                 General Media International, Inc., General Media, Inc., General
                 Media Communications, Inc. And General Media Automotive Group,
                 Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1997).

  12.1  --       Computation of ratio of earnings to fixed charges.

  18.1  --       Letter on change in accounting principle.

  21.1  --       Subsidiaries of the Company.

  27    --       Financial Data Schedule.

---------------------
* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.
**    Compensatory arrangement.
+ Confidential treatment has been requested with respect to certain information contained in this exhibit.

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

GENERAL MEDIA, INC.


By: /s/ Robert C. Guccione                            March 30, 1998
   --------------------------------------------
        Robert C. Guccione,
        Chairman of the Board;
        Publisher
        (Principal Executive Officer)


By: /s/ James M. Follo                                March 30, 1998
   --------------------------------------------
        James M. Follo,
        Vice President-
        Chief Financial Officer and Treasurer
        (Principal Financial Officer and
        Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                            Title                   Date
       ---------                            -----                   ----


/s/ Robert C. Guccione              Chairman of the Board,      March 30, 1998
---------------------------         Publisher and Director
Robert C. Guccione


/s/ Robert H. Altman                President, Chief Executive  March 30, 1998
---------------------------         Officer and Director
Robert H. Altman


/s/ Patrick J. Gavin                Executive Vice President-   March 30, 1998
---------------------------         Chief Operting Officer
Patrick J. Gavin                    and Director


/s/ Nina Guccione                   President-New Media,        March 30, 1998
---------------------------         Secretary and Director
Nina Guccione


/s/ James M. Follo                  Vice President- Chief       March 30, 1998
---------------------------         Financial Officer and
James M. Follo                      Treasurer


/s/ William F. Marlieb              Director                    March 30, 1998
---------------------------
William F. Marlieb


/s/ John L. Decker                  Director                    March 30, 1998
---------------------------
John L. Decker


/s/ Phyllis Schwebel                Director                    March 30, 1998
---------------------------
Phyllis Schwebel

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

 10.15  --  Employment Agreement, dated December 17, 1997,
            between the Company and Robert H. Altman.**

 10.16  --  Retirement Agreement, effective April 4, 1997,
            between the Company and William F. Marlieb.**

Exhibit                                                           Sequential
  No.       Description                                           Numbering
-------     -----------                                           ----------

+10.17  --  Amendment and Extension by and among R.R.
            Donnelly & Sons and General Media International,
            Inc., General Media, Inc., General Media
            Communications, Inc. And General Media
            Automotive Group, Inc. (incorporated by
            reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  12.1 -- Computation of ratio of earnings to fixed charges.

  18.1  --  Letter on change in accounting principle.

  21.1  --  Subsidiaries of the Company.

    27  --  Financial Data Schedule.

---------------------
* Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.
**    Compensatory arrangement.
+ Confidential treatment has been requested with respect to certain information contained in this exhibit.

                      General Media, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

      Consolidated Balance Sheets, December 31, 1996 and 1997                F-3

      Consolidated Statements of Operations For the Years
         Ended December 31, 1995, 1996 and 1997                              F-5

      Consolidated Statement of Stockholder Deficiency
         For the Years Ended December 31, 1995, 1996
         and 1997                                                            F-6

      Consolidated Statements of Cash Flows For the Years
         Ended December 31, 1995, 1996 and 1997                              F-7

      Notes to Consolidated Financial Statements                      F-9 - F-22

Report of Independent Certified Public Accountants
    on Schedule                                                              S-2

       Schedule II -  Valuation and Qualifying Accounts                      S-3

All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
General Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method.

GRANT THORNTON LLP

New York, New York
February 19, 1998

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                    ASSETS                     1996              1997
                                                           -----------       -----------
                                                        (Restated - Note 3)
CURRENT ASSETS
    Cash and cash equivalents (Notes 1-g and 1-i)          $ 7,164,000       $ 7,308,000
    Accounts receivable, net of allowance for
       doubtful accounts of $1,661,000 in 1996 and
       $951,000 in 1997 (Notes 1-b and 1-i)                 11,751,000         9,177,000
    Inventories (Notes 1-c and 3)                            5,963,000         5,097,000
    Prepaid expenses and other current
      assets                                                 2,692,000         3,580,000
    Due from affiliated companies (Note 9)                     624,000         1,148,000
    Loan to shareholder (Note 9)                                                 732,000
                                                           -----------       -----------

             Total current assets                           28,194,000        27,042,000

PROPERTY AND EQUIPMENT - AT COST;
    net of accumulated depreciation and amortization
    (Notes 1-e and 4)                                        4,716,000         3,793,000

OTHER ASSETS
    Intangible assets (Note 1-f)                             3,810,000         3,194,000
    Deferred subscription acquisition costs (Note 1-d)       2,162,000         3,075,000
    Deferred debt issuance costs (Note 5)                    3,977,000         2,988,000
    Loan to affiliated company (Note 9)                      1,086,000         1,086,000
    Rent security deposits                                     766,000           766,000
    Other                                                      888,000           683,000
                                                           -----------       -----------
                                                            12,689,000        11,792,000
                                                           -----------       -----------
                                                           $45,599,000       $42,627,000
                                                           ===========       ===========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

  LIABILITIES AND STOCKHOLDER DEFICIENCY                         1996              1997
                                                            ------------      ------------
                                                         (Restated - Note 3)
CURRENT LIABILITIES
    Accounts payable                                        $ 13,918,000      $ 13,909,000
    Accrued retail display allowances                          3,391,000         2,849,000
    Deferred subscription revenues (Note 1-b)                 10,914,000        11,748,000
    Other liabilities and accrued expenses                     1,334,000         1,583,000
    Income taxes payable (Note 6)                                677,000           372,000
                                                            ------------      ------------
             Total current liabilities                        30,234,000        30,461,000

SENIOR SECURED NOTES (Note 5)                                 79,290,000        79,467,000

UNEARNED REVENUE (Note 8)                                      6,160,000         4,699,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 7 and 8)

REDEEMABLE WARRANTS (Note 5)                                   1,791,000         1,791,000

STOCKHOLDER DEFICIENCY
    Common stock, $.01 par value; authorized, 1,000,000
       shares; issued and outstanding, 475,000 shares              5,000             5,000
    Capital in excess of par value                             1,418,000         1,418,000
    Accumulated deficit (Note 5)                             (73,299,000)      (75,214,000)
                                                            ------------      ------------
                                                             (71,876,000)      (73,791,000)
                                                            ------------      ------------
                                                            $ 45,599,000      $ 42,627,000
                                                            ============      ============


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                             1995           1996           1997
                                                         ------------   ------------   ------------
                                                         ----(Restated - Note 3)----
Net revenues (Note 1-b)
    Publishing
      Newsstand                                          $ 60,350,000   $ 54,114,000   $ 46,635,000
      Advertising                                          25,951,000     27,068,000     25,372,000
      Subscription                                         12,674,000     11,558,000     10,895,000
      Other                                                 4,051,000      6,826,000      4,016,000
    Entertainment                                          17,391,000     15,056,000     16,842,000
                                                         ------------   ------------   ------------
                                                          120,417,000    114,622,000    103,760,000
                                                         ------------   ------------   ------------
Operating costs and expenses
    Publishing - production, distribution and editorial    59,565,000     52,189,000     45,586,000
    Entertainment - direct costs                           10,092,000      7,947,000      6,363,000
    Selling, general and administrative (Note 1-h)         48,293,000     42,999,000     41,998,000
    Rent expense from affiliated companies (Note 9)         1,125,000        723,000        548,000
    Depreciation and amortization (Notes 1-e and 1-f)       1,593,000      1,877,000      1,873,000
                                                         ------------   ------------   ------------
         Total operating costs and expenses               120,668,000    105,735,000     96,368,000
                                                         ------------   ------------   ------------
         Income (loss) from operations                       (251,000)     8,887,000      7,392,000

Other income (expense)
    Interest expense                                      (10,302,000)    (9,907,000)    (9,918,000)
    Interest income                                           541,000        319,000        611,000
                                                         ------------   ------------   ------------
         Loss from operations before income
           taxes and extraordinary gain                   (10,012,000)      (701,000)    (1,915,000)

Provision for income taxes (Note 6)                                          327,000
                                                         ------------   ------------   ------------
         Loss from operations before
           extraordinary gain                             (10,012,000)    (1,028,000)    (1,915,000)

Extraordinary gain from early extinguishment
    of debt (Note 5)                                          656,000
                                                         ------------   ------------   ------------
         NET LOSS                                        $ (9,356,000)  $ (1,028,000)  $ (1,915,000)
                                                         ============   ============   ============


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

                  Years ended December 31, 1995, 1996 and 1997

                                                      Capital in
                                              Common   excess of   Accumulated
                                              stock    par value     deficit         Total
                                              ------  ----------  ------------   ------------
Balance - January 1, 1995, as
    previously reported                       $5,000  $1,418,000  $(64,012,000)  $(62,589,000)

Adjustment for the cumulative effect
    on prior years of applying retroactively
    the new method of valuing inventories
    (Note 3)                                                         1,097,000      1,097,000
                                              ------  ----------  ------------   ------------
Balance - January 1, 1995                      5,000   1,418,000   (62,915,000)   (61,492,000)
Net loss for the year                                               (9,356,000)    (9,356,000)
                                              ------  ----------  ------------   ------------
Balance - December 31, 1995                    5,000   1,418,000   (72,271,000)   (70,848,000)
Net loss for the year                                               (1,028,000)    (1,028,000)
                                              ------  ----------  ------------   ------------
Balance - December 31, 1996                    5,000   1,418,000   (73,299,000)   (71,876,000)
Net loss for the year                                               (1,915,000)    (1,915,000)
                                              ------  ----------  ------------   ------------
Balance - December 31, 1997                   $5,000  $1,418,000  $(75,214,000)  $(73,791,000)
                                              ======  ==========  ============   ============


The accompanying notes are an integral part of this statement.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                          1995           1996          1997
                                                      ------------   -----------   -----------
                                                      ---(Restated - Note 3)----
Cash flows from operating activities
    Net loss                                          $ (9,356,000)  $(1,028,000)  $(1,915,000)
                                                      ------------   -----------   -----------
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
        Depreciation and amortization                    2,799,000     3,045,000     3,039,000
        Amortization of unearned revenue                (1,472,000)   (1,230,000)   (1,461,000)
        Extraordinary gain from early extinguishment
          of debt                                         (656,000)
        Changes in operating assets and liabilities
          Accounts receivable                             (287,000)    1,610,000     2,574,000
          Inventories                                   (1,081,000)    3,096,000       866,000
          Other current assets                            (402,000)      751,000      (888,000)
          Other assets                                     372,000      (112,000)     (709,000)
          Accounts payable and accrued expenses         (5,151,000)     (376,000)     (300,000)
          Income taxes payable                                           327,000      (305,000)
          Deferred subscription revenue                    931,000    (3,265,000)      834,000
                                                      ------------   -----------   -----------
                                                        (4,947,000)    3,846,000     3,650,000
                                                      ------------   -----------   -----------
         Net cash provided by (used in) operating
             activities                                (14,303,000)    2,818,000     1,735,000
                                                      ------------   -----------   -----------
Cash flows from investing activities
    Capital expenditures                                (4,662,000)     (383,000)     (335,000)
    Payments from unconsolidated foreign affiliate         268,000
    Loan to shareholder                                                               (732,000)
                                                      ------------   -----------   -----------
         Net cash used in investing activities          (4,394,000)     (383,000)   (1,067,000)
                                                      ------------   -----------   -----------

                      General Media, Inc. and Subsidiaries

                             Year ended December 31,

                                                                  1995          1996       1997
                                                              ------------   ----------  ----------
                                                              ---(Restated - Note 3)---
Cash flows from financing activities
    Repurchase of Senior Secured Notes                        $ (4,050,000)
    Advances and other amounts received from
       suppliers                                                 8,000,000
    Repayment from (advances to) affiliated companies              (76,000)  $  349,000  $ (524,000)
                                                              ------------   ----------  ----------
         Net cash provided by (used in) financing activities     3,874,000      349,000    (524,000)
                                                              ------------   ----------  ----------
         NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                  (14,823,000)   2,784,000     144,000
Cash and cash equivalents at beginning of year                  19,203,000    4,380,000   7,164,000
                                                              ------------   ----------  ----------
Cash and cash equivalents at end of year                      $  4,380,000   $7,164,000  $7,308,000
                                                              ============   ==========  ==========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

      General Media, Inc. (the "Company"), a wholly-owned subsidiary of General Media International, Inc. ("GMI"), is a multimedia company focused primarily on the adult and automotive enthusiast marketplace. The Company's principal businesses are magazine publishing and adult entertainment. Operating profits of the Publishing and Entertainment segments were 29% and 71%, respectively, of total operating profits in 1997. Men's magazines accounted for approximately 73% of revenues of the publishing segment in 1997, which also includes foreign edition licensing. Penthouse is the most significant trademark of the Publishing segment and is used extensively in magazine publishing and foreign edition licensing. The Company's operations are located primarily in New York City, and the Company has a broad customer base. Approximately 90% of the Company's revenues are derived from customers within the United States.

      Newsstand and advertising revenues accounted for approximately 45% and 24%, respectively, of the Company's revenues in 1997. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products. National and economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional conditions and competition from other magazines and forms of media.

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

                           December 31, 1996 and 1997

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

      c. Inventories

            Paper and printing costs are valued at the lower of cost (first-in, first-out method) or market. Editorials and pictorials are valued at actual cost, which is not greater than market. Film and programming costs are the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve months from the film release date.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 1 (continued)

      f. Intangible Assets

            Intangible assets are specific advertising accounts, subscriber and circulation lists obtained with acquisition of certain magazine assets and are being amortized over original periods ranging from 7 to 14 years. Goodwill represents the excess of the purchase price over the fair value of assets of the business acquired and is amortized other 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill and other intangible assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

            Amortization expense is approximately $730,000, $617,000 and $616,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

            Accumulated amortization is approximately $6,061,000, $6,678,000 and $7,294,000 at December 31, 1995, 1996 and 1997, respectively.

      g. Statement of Cash Flows

            The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Interest paid was $9,097,000, $8,740,000 and $8,720,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

                           December 31, 1996 and 1997

NOTE 1 (continued)

            In the opinion of management, the results of operations of the Company reflect all of the Company's costs, including salaries, rent, depreciation, legal and accounting services and other general and administrative costs.

      i. Concentration and Fair Value of Financial Instruments

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. The Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributor and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates fair market value. Based upon the quoted market prices, the fair value of the Company's Senior Secured Notes is $70,400,000 as of December 31, 1997.

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

      k. Reclassification of Prior Periods

            Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 2 - LIQUIDITY

      The Company's results from operations continue to be negatively impacted by decreased newsstand circulation and advertising revenues from men's magazines. Newsstand circulation has continued to decline during 1997, resulting in continued net losses to the Company. While it is difficult to predict future newsstand sales of the Company's magazines, it is unlikely that the Company can achieve profitable results from operations in 1998 if such sales continue to decline. However, the Company does expect the entertainment segment will contribute increased profitability in 1998, due to the Company's internet pay subscription service being operational for the entire year.

      However, the Company's cash balance at December 31, 1997 is $7.3 million. The Company has a $4.2 million semiannual interest payment due on June 30, 1998. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

NOTE 3 - INVENTORIES

      Inventories include the following at December 31, 1996 and 1997:

                                                            1996        1997
                                                         ----------  ----------
        Paper and printing                               $2,581,000  $2,063,000
        Editorials and pictorials                         2,288,000   2,210,000
        Film and programming costs                        1,094,000     824,000
                                                         ----------  ----------
                                                         $5,963,000  $5,097,000
                                                         ==========  ==========

      The Company changed its method of determining the cost of paper and printing inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of the restatement was to decrease 1997 net loss by $178,000, increase 1996 net loss by $499,000 and decrease 1995 net loss by $115,000.

      The January 1, 1995 balance of retained earnings has been adjusted for the effect of applying retroactively the new method of valuing inventories.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 1996 and 1997 consist of:

                                                          1996          1997
                                                      -----------   -----------
        Furniture and equipment                       $ 7,032,000   $ 7,039,000
        Leasehold improvements                          2,477,000     2,477,000
        Computer hardware and software                  1,985,000     2,268,000
        Other                                              66,000        66,000
                                                      -----------   -----------
                                                       11,560,000    11,850,000
        Accumulated depreciation and amortization      (6,844,000)   (8,057,000)
                                                      -----------   -----------
                                                      $ 4,716,000   $ 3,793,000
                                                      ===========   ===========

NOTE 5 - SENIOR SECURED NOTES

      On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. The Notes are not redeemable prior to December 31, 1998. The Notes can be redeemed at the option of the Company during the period beginning on December 31, 1998 at 104% of the principal amount of the Notes and beginning December 31, 1999 and thereafter at 100% of the principal amount of the Notes.

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

                           December 31, 1996 and 1997

NOTE 5 (continued)

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

      The indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81.6) million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of December 31, 1997, the Company was in compliance with all such covenants.

NOTE 6 - INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31, 1996 and 1997 were as follows:

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 6 (continued)

                                                        1996           1997
                                                    ------------   ------------

        Deferred tax assets
            Reserve for doubtful accounts           $    697,000   $    577,000
            Reserve for newsstand returns                497,000        497,000
            Capitalized inventory costs                  188,000        188,000
            Depreciation and amortization                209,000         99,000
            Loss carryforwards                        39,668,000     44,199,000
                                                    ------------   ------------

                                                      41,259,000     45,560,000
            Less valuation allowance                 (40,374,000)   (44,343,000)
                                                    ------------   ------------

                                                         885,000      1,217,000
                                                    ------------   ------------
        Deferred tax liabilities
            Deferred subscription acquisition
             costs                                       885,000      1,217,000
                                                    ------------   ------------

        Net deferred tax asset                      $     --       $     --
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

      The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement, the Company will not be required to remit income taxes to GMI to the extent that taxes are not payable, due to the utilization of available net operating loss carryovers. GMI has available for Federal income tax purposes net operating losses aggregating approximately $105 million which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending in 2004 to 2012. The Company's ability to utilize net operating losses may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations. In addition, utilization of NOL carryforwards may be limited by the application of the at-risk rules.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 6 (continued)

      The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for the years ended 1979 through 1985. New York State and New York City have completed audits through tax years 1992 and 1993, respectively. The Company is currently subject to an audit by foreign tax authorities and has provided a reserve of $372,000 against such audits in the accompanying balance sheet as of December 31, 1997. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      Litigation

      In May 1996, an action was brought against the Company alleging wrongful possession and seeking to prevent publication of certain photographs in Penthouse magazine. This claim was settled in May 1997.

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

                           December 31, 1996 and 1997

NOTE 7 (continued)

      There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases is not reasonably likely to have a material effect on the Company's financial statements.

      Leases

      The Company leases office space in several cities under operating leases at various dates through December 2002. The leases require annual payments of approximately $2,300,000 in 1997 through 2002. Rent expense under operating leases was $2,000,000, $2,480,000 and $2,440,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

      Employee Benefit Plan

      The Company's employees may participate in a GMI-sponsored employee profit sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1995, 1996 and 1997.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 9 - RELATED PARTIES

      Included in the accompanying statement of operations are allocated expenses for the use of the Company's corporate and executive offices owned by affiliated companies. The following represents allocated expenses incurred by the Company for the business use of these facilities for the years ended December 31, 1995, 1996 and 1997:

                                                   1995       1996      1997
                                                ----------  --------  --------
       Corporate office                         $  266,000
       Executive office                            859,000  $723,000  $548,000
                                                ----------  --------  --------
       Rent expense from affiliated
           companies                            $1,125,000  $723,000  $548,000
                                                ==========  ========  ========

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

      The Agreement also allows for the Company to be charged for salaries of the Chairman of the Board and the previous Vice Chairman of the Board of the Company, which are paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

      On November 26, 1993, the Company entered into an Expense Allocation Agreement with GMI and its subsidiaries which allows the Company to pay certain shared common indirect expenses. GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1996 and 1997 was $624,000 and $1,148,000, respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 9 (continued)

      The Company has an unsecured loan receivable from an entity which is owned by the GMI's principal shareholder. The loan amounted to $1,086,000 at December 31, 1996 and 1997. The loan is due on demand, bears no interest and is guaranteed by GMI's principal shareholder.

      In October, 1997, GMI's principal shareholder was granted a loan in the amount of $1,200,000 from a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. The loan was in consideration of GMI's principal shareholder personally guaranteeing all material obligations of the Company under the agreement. The loan is payable in full, with interest at 9% per annum, no earlier than December 31, 2001. If the note is repaid in full prior to June 30, 2001, the unpaid principal amount of the loan is reduced by $500,000.

      At December 31, 1997, the Company had a $732,000 loan receivable from GMI's principal shareholder, pursuant to a promissory note. Such loan bears interest at 13.25% per annum and is due on December 31, 1998.

NOTE 10 - SEGMENT INFORMATION

      Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1995, 1996 and 1997.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 10 (continued)

                                                   Entertain-   Corporate
                                    Publishing        ment        items     Consolidated
                                   ------------   -----------  -----------  ------------
1997
    Sales to customers             $ 86,918,000   $16,842,000               $103,760,000
    Income from operations            2,290,000     5,102,000                  7,392,000
    Identifiable assets              27,336,000     2,029,000  $13,262,000    42,627,000
    Depreciation and amortization     1,604,000       269,000                  1,873,000
    Capital expenditures                260,000        75,000                    335,000

1996
    Sales to customers             $ 99,566,000   $15,056,000               $114,622,000
    Income from operations            5,459,000     3,428,000                  8,887,000
    Identifiable assets              29,839,000     2,909,000  $12,851,000    45,599,000
    Depreciation and amortization     1,822,000        55,000                  1,877,000
    Capital expenditures                171,000       212,000                    383,000

1995
    Sales to customers             $103,026,000   $17,391,000               $120,417,000
    Income (loss) from operations    (2,635,000)    2,384,000                   (251,000)
    Identifiable assets              35,956,000     4,130,000  $11,406,000    51,492,000
    Depreciation and amortization     1,565,000        28,000                  1,593,000
    Capital expenditures              4,606,000        56,000                  4,662,000

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1996 and 1997

NOTE 11 - NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
General Media, Inc. and Subsidiaries

In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated February 19, 1998, we have also audited Schedule II as of December 31, 1997, 1996 and 1995, and for each of the three years in the period ended December 31, 1997.

In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
February 19, 1998

                      General Media, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995

               Column A                Column B          Column C           Column D        Column E
               --------                --------          --------           --------        --------
                                                         Additions
                                                  ----------------------
                                                              Charged to
                                      Balance at  Charged to     other                     Balance at
                                      beginning   costs and   accounts -  Deductions -       end of
              Description             of period   expenses     describe     describe         period
              -----------             ----------   --------   ----------   ----------      -----------
Year ended December 31, 1997
    Allowance for doubtful accounts   $1,661,000   $555,000                $1,265,000(a)   $   951,000
                                      ==========   ========                ==========      ===========

Year ended December 31, 1996
    Allowance for doubtful accounts   $1,192,000   $677,000                $ (208,000)(a)  $1,661,000
                                      ==========   ========                ==========      ===========

Year ended December 31, 1995
    Allowance for doubtful accounts   $  503,000   $757,000                $  (68,000)(a)  $1,192,000
                                      ==========   ========                ==========      ===========

(a) Accounts written off, net of recoveries.