Form 10-Q
period 1998-03-31
GENERAL MEDIA INC
filed 1998-05-14
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934


                                                              Commission
For the Quarterly Period Ended March 31, 1998                 File No. 33-76716

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                          13-3750988
---------------------------------           ----------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

277 Park Avenue, New York, NY               10172
---------------------------------           ----------------------
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

               Class                       Outstanding at May 13, 1998
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

Item 1. Financial Statements



                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                             and Accumulated Deficit
                                   (unaudited)

                             (amounts in thousands)

                                                            Three months ended
                                                                 March 31,
                                                            1997          1998
                                                          --------     --------
                                                     (restated-note 2)

Publishing
   Newsstand                                              $ 11,096     $ 12,019
   Advertising                                               6,361        6,334
   Subscription                                              2,734        3,043
   Other                                                       981          915

Entertainment                                                2,924        5,692
                                                          --------     --------

                                                            24,096       28,003
                                                          --------     --------

Publishing-production, distribution and editorial           11,058       11,548
Entertainment- direct costs                                  1,649          969
Selling general and administrative                           9,869       12,625
Rent expense from affiliated companies                         128          124
Depreciation and amortization                                  461          457
                                                          --------     --------

        Total operating costs and expenses                  23,165       25,723
                                                          --------     --------

        Income from operations                                 931        2,280
                                                          --------     --------


Interest expense                                            (2,477)      (2,477)
Interest income                                                128          119
                                                          --------     --------

                                                            (1,418)         (78)

                                                           (73,299)     (75,214)
                                                          --------     --------

                                                          ($74,717)    ($75,292)
                                                          ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                         December 31,  March 31,
                                                             1997        1998
                                                           --------    --------
                          ASSETS
CURRENT ASSETS
    Cash and cash equivalents                              $  7,308    $ 10,636
    Accounts receivable, net of allowance
     for doubtful accounts                                    9,177      10,596
    Inventories                                               5,097       5,273
    Prepaid expenses and other current assets                 3,580       3,548
    Due from affiliated companies                             1,148       1,549
    Loan to shareholder                                         732         820
                                                           --------    --------
                           Total current assets              27,042      32,422

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                            3,793       3,579

OTHER ASSETS
    Intangible assets, net                                    3,194       3,040
    Deferred subscription aquisition costs                    3,075       2,530
    Deferred debt issuance costs, net                         2,988       2,740
    Loan to affiliated company                                1,086       1,086
    Other                                                     1,449       1,499
                                                           --------    --------
                                                             11,792      10,895
                                                           --------    --------
                                                           $ 42,627    $ 46,896
                                                           ========    ========


          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable                                       $ 13,909    $ 15,390
    Deferred subscription revenue                            11,748      12,377
    Other liabilities and accrued expenses                    4,804       7,316
                                                           --------    --------

                           Total current liabilities         30,461      35,083

SENIOR SECURED NOTES                                         79,467      79,512

UNEARNED REVENUE                                              4,699       4,379

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                           1,791       1,791


STOCKHOLDERS' DEFICIENCY
    Common stock, $.01 par value; 1,000,000
      shares; issued and outstanding, 475,000 shares              5           5
    Capital in excess of par value                            1,418       1,418
    Accumulated deficit                                     (75,214)    (75,292)
                                                           --------    --------
                                                            (73,791)    (73,869)
                                                           --------    --------
                                                           $ 42,627    $ 46,896
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                            Three months ended
                                                                 March 31,
                                                             1997        1998
                                                           --------    --------
                                                      (restated-note 2)
Cash flows from operating activities
Net loss                                                   ($ 1,418)   ($    78)
Adjustments to reconcile net loss to
    cash provided by operating activities

    Depreciation and amortization                               461         457
    Amortization of debt issuance costs and discounts           292         292
    Net change in operating assets and liabilities            1,406       3,234
                                                           --------    --------

      Net cash provided by operating activities                 741       3,905
                                                           --------    --------

Cash flows from investing activities

    Capital expenditures                                        (78)        (88)
                                                           --------    --------

      Net cash used in investing activities                     (78)        (88)
                                                           --------    --------

Cash flows from financing activities

    Repayments by (advances to) affiliated companies             29        (401)
    Loan to shareholder                                                     (88)
                                                           --------    --------

      Net cash used in financing activities                      29        (489)
                                                           --------    --------

      Net increase in cash and cash equivalents                 692       3,328

Cash and cash equivalents at beginning of period              7,164       7,308
                                                           --------    --------

Cash and cash equivalents at end of period                 $  7,856    $ 10,636
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)

1. Basis of Preparation

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 1997 has been derived from the audited financial statements at that date.


2. Inventories

Inventories consist of the following:

                                                     December 31,     March 31,
                                                         1997           1998
                                                        ------         ------
Paper and printing                                      $2,063         $2,348
Editorials and pictorial                                 2,210          2,094
Film and programming costs                                 824            831
                                                        ------         ------
                                                        $5,097         $5,273
                                                        ======         ======

In 1997, the Company changed its method of determining the cost of paper and printing inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of the restatement was to decrease net loss for the three months ended March 31, 1997 by $145,000.


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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to make an offer to purchase outstanding notes if it fails to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million for two consecutive fiscal quarters, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 1998, the Company was in compliance with all such covenants.

Should the Company continue to incur losses, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof .

5. Statement of Cash Flows

Cash payments made for interest during the three months ended March 31, 1998 and 1997 were $60,000 in each such period.

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

Effective January 1, 1998, the Company changed its presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, whereby income from operations of each business unit excludes corporate administrative expenses. Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. The 1997 periods presented have been restated to conform to the 1998 presentation.

Results of Operations (Three  Months Ended March 31, 1998  vs. 1997)

The Company's revenues were $28.0 million for the three months ended March 31, 1998, compared to revenues of $24.1 million for the three months ended March 31, 1997, an increase of $3.9 million. Newsstand revenues were $12.0 million and $11.1 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.9 million. Newsstand revenues for Mens Magazines were $10.7 and $9.9 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.8 million. Newsstand revenues from the Automotive Magazines were $1.4 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.2 million. Advertising revenues were $6.3 million for the three months ended March 31, 1998 and 1997. Advertising revenues from Mens Magazines decreased $0.3 million and advertising revenues from Automotive Magazines increase $0.3 million during the period. Subscription revenues were $3.0 million and $2.7 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.3 million. The increase in subscription revenues is attributable to a $0.1 million increase in subscription revenues from Mens Magazines and an increase of $0.2 million in subscription revenues from Automotive Magazines. Revenues for the Entertainment segment were $5.7 million and $2.9 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $2.8 million. Revenues from the Company's video business were $1.2 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.6 million. Revenues from the Company's pay-per-call business were $1.0 million and $2.3 for the three months ended March 31, 1998 and 1997, respectively, a decrease of $1.3 million. Revenues from the Company's internet business were $3.5 million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $3.4 million.

Income from operations was $2.3 million for the three months ended March 31, 1998, compared to $0.9 million for the three months ended March 31, 1997. Income from operations was positively impacted by increased revenues, as discussed above, which was partially offset by an increase in production, distribution and editorial costs resulting from an increase in the number of magazine copies printed and higher paper costs, as well as increased selling, general and administrative expenses associated with increased sales and increased advertising and promotional expenses.

Net non-operating expenses were $2.4 million for the three months ended March 31, 1998 and 1997. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended March 31, 1998 and 1997.

Net loss for the three months ended March 31, 1998 was ($0.1) million, compared to ($1.4) million for the three months ended March 31, 1997, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                    Income
                                       Net Revenue             from operations
                                       -----------             ---------------
                                          Three                     Three
                                       Months Ended             Months Ended
                                         March 31,                March 31,
                                         ---------                ---------
                                     1997         1998         1997       1998
                                     ----         ----         ----       ----

Publishing Segment                  $21.2        $22.3        $ 4.4      $ 3.2
Entertainment Segment                 2.9          5.7          0.5        3.2
                                    -----        -----        -----      -----
                                    $24.1        $28.0        $ 4.9      $ 6.4
Corporate Administrative Expenses                              (4.0)      (4.1)
                                    -----        -----        -----      -----
                                    $24.1        $28.0        $ 0.9      $ 2.3
                                    =====        =====        =====      =====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows :

                                                                    Income
                                       Net Revenues            from operations
                                       ------------            ---------------
                                          Three                     Three
                                       Months Ended             Months Ended
                                         March 31,                March 31,
                                         ---------                ---------
                                     1997         1998         1997       1998
                                     ----         ----         ----       ----

Penthouse Magazine and
   the Affiliate Publications      $ 15.3       $15. 8       $  2.6     $  1.9
Foreign edition licensing             0.7          0.6          0.7        0.5
Automotive Magazines                  5.2          5.9          1.1        0.8
                                   ------       ------       ------     ------
                                   $ 21.2       $ 22.3       $  4.4     $  3.2
                                   ======       ======       ======     ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $15.8 million and $15.3 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.5 million. Newsstand revenue was $10.6 million and $9.9 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.7 million. The increase in newsstand revenue is primarily attributable to an 8% increase in the number of newsstand copies sold of Penthouse magazine. Advertising revenue was $2.9 million and $3.3 million for the three months ended March 31, 1998 and 1997, respectively, a decrease of $0.4 million. The decline in advertising revenue is primarily attributable to a 13% decrease in ad pages sold in Penthouse magazine for the three months ended March 31, 1998, as compared to the 1997 period. The Affiliate Publications experienced a 19% decline in advertising pages sold during the three months ended March 31, 1998, compared to the 1997 period. Subscription revenue was $2.0 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.2 million. This increase is attributable to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $8.6 million for the three months ended March 31, 1998 and 1997. Paper costs were $3.2 million for the three months ended March 31, 1997, compared to $3.0 million for the three months ended March 31, 1997, an increase of $0.2 million. The increase is due both to one additional issue of Penthouse Letters being printed and an increase in the cost of paper, partially offset by the reduced number of pages per issue and a decrease in copies printed of certain publications during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Print costs were $3.2 million for the three months ended March 31, 1998, compared to $3.5 million for the three months ended March 31, 1997, a decrease of $0.3 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications, as well as reduced printing costs due to the renegotiation of the Company's printing contracts in the third quarter of 1997. These reductions were partially offset by one additional issue of Penthouse Letters being published during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Distribution costs were $1.3 million for the three months ended March 31, 1998, compared to $1.2 million for the three months ended March 31, 1997, an increase of $0.1 million. The increase is attributable to an increase in subscription copies being distributed . Editorial costs were $0.9 million for the three months ended March 31, 1998 and 1997.

Selling, general and administrative expenses were $5.3 million for the three months ended March 31, 1998, compared to $4.2 million for the three months ended March 31, 1997, an increase of $1.1 million. The increase is primarily attributable to the write off of an uncollectible advertising accounts receivable of $1.0 million which arose through billings during the three months ended March 31, 1998. The Company terminated its agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. The Company will experience additional bad debt expense through the second quarter of 1998, as advertising pages in future issues had been printed prior to termination of the agreement. The Company expects to be able to replace revenues from the previous advertising agency through its new agreement beginning in the second half of 1998.

Foreign Edition Licensing

Revenues from licensing of foreign editions were $0.6 million and $0.7 million for the three months ended March

31, 1998 and 1997, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Selling, general and administrative expenses were $0.1 million and $0.0 million for the three month period ended March 31, 1998 and 1997, respectively, an increase of $0.1 million. In 1997, the Company received $0.1 million from a licensee whose receivable balance was previously written off as a bad debt.

Automotive Magazines

Revenues for the Automotive Magazines were $5.9 million and $5.2 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.7 million. Newsstand revenues were $1.4 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.2 million. The increase is due primarily to increased cover price of Four Wheeler and Stock Car magazines. Advertising revenues were $3.4 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.3 million, resulting from an increase in advertising page rates and pages sold, as well as advertising revenue of $0.1 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $1.0 million and $0.8 million for the three month period ended March 31, 1998 and 1997, respectively, an increase of $0.2 million due to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $2.9 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.4 million. Paper costs were $1.2 million and $0.9 million for the three months ended March 31, 1998 and March 31, 1997, respectively, an increase of $0.3 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $1.0 million for the three months ended March 31, 1998 and 1997. Distribution costs were $0.7 million and $0.5 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.2 million, due to the increase in copies distributed. Editorial costs were $0.1 million for the three months ended March 31, 1998 and 1997.

Selling, general and administrative expenses were $2.1 million and $1.6 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $0.5 million. The increase is primarily attributable to subscription acquisition spending ($0.3 million), increased salaries ($0.1 million) and increased subscription fulfillment expense ($0.1 million) related to increased subscription copies distributed during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Entertainment Segment

Revenues from the Entertainment Segment were $5.7 million for the three months ended March 31, 1998, compared to $2.9 million for the three months ended March 31, 1997, an increase of $2.8 million. The Company's video business revenues were $1.2 million for the three months ended March 31, 1998 compared to $0.6 million for the three months ended March 31, 1997, an increase of $0.6 million. The increase is due to revenue received from the sale of a videocassette featuring a well know television personality, revenues received for a pay-per-view joint venture and increased licensing revenue. Revenues from the Company's pay-per-call business were $1.0 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively, a decrease of $1.3 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues for the first quarter of 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. The Company's internet business revenues were $3.5 million and $0.1 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $3.4 million. Internet revenues increased due to revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

Direct costs were $0.9 million for the three months ended March 31, 1998, compared to $1.6 million for the three months ended March 31, 1997, a decrease of $0.7 million. The decrease is due to the change in service bureaus processing the Company's pay-per-call business, as discussed above.

Selling, general and administrative expenses were $1.6 million and $0.8 million for the three months ended March 31, 1998 and March 31, 1997, respectively, an increase of $0.8 million. The increase is due primarily to higher computer processing and commission expense relating to the internet business increased revenues.

Corporate Administrative Expense

Corporate dministrative expenses include executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $4.1 million for the three months ended March 31, 1998, compared to $4.0 million for the three months ended March 31, 1997, an increase of $0.1 million, due primarily to higher executive compensation..

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended March 31, 1998 and 1997.

Impact of Year 2000

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation play to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems as such systems have generally been recently implemented or upgraded, and accordingly, will not have a material adverse effect on the Company's results of operations or financial position.

Liquidity and Capital Resources

At March 31, 1998, the Company had $10.6 million in cash and cash equivalents, compared to $7.3 million at December 31, 1997. The increase in cash and cash equivalents during the three months ended March 31, 1998 resulted from net cash flows provided by operating activities of $3.9 million, cash flows used in investing activities of $0.1 million, and cash flows used in financing activities of $0.5 million.

Cash flows from operating activities

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 1998, compared to net cash provided by operating activities of $0.7 million for the three months ended March 31, 1997. Net cash provided by operating activities for the three months ended March 31, 1998 was primarily the result of income from operations for the period and increased accounts payable balances due to timing of payments to vendors. Net cash provided by operating activities for the three months ended March 31, 1997 was primarily the result of lower paper inventory levels and lower subscription acquisition cost due to lower spending levels.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.1 million for the months ended March 31, 1998 and 1997.

Cash flows from financing activities

Cash flows used in financing activities were $0.5 million for the three months ended March 31, 1998, compared to cash flows provided by financing activities of $0.1 million for the three months ended March 31, 1997. Affiliated company investments and advances at March 31, 1998 increased $0.4 million from the December 31, 1996 balance, whereby the Company is owed $1.5 million by GMI as of March 31, 1998. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The reimbursement by GMI, in the amount of $1.5 million, has not been made by May 14, 1998. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The principal shareholder of GMI has guaranteed $1.1 million of the amount due to the Company. At March 31, 1998, the Company has a loan outstanding to the principal shareholder of GMI $0.8 million. The loan is evidenced by a promissory note, bears interest at 13.25% per annum, and is payable on December 31, 1998.

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

Future outlook

The Company's cash balance at March 31, 1998 was $10.6 million, compared to $7.3 million at December 31, 1997. The Company is obligated to make a $4.2 million interest payment on its Notes on June 30, 1998.

Management believes that it will be able to meet its obligations through the remainder of 1998 through cash flows from operations and use of its existing cash balances.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties including potential adverse governmental regulations, that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements.




                           Part II-Other Information




Item 6.     Exhibits and Reports on Form 8-K

       (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

       (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     General Media, Inc.
                                      (Registrant)


Dated: May 14, 1998              By: /s/ James M. Follo
                                     ----------------------
                                          Signature

                                     James M. Follo
                                     Vice President-Chief Financial Officer and
                                     Treasurer

                                     (Duly Authorized Officer and
                                     Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Item
-----------                ----

27                         Financial Data Schedule

----------------------------------------------------------------