Form 10-Q
period 1998-06-30
GENERAL MEDIA INC
filed 1998-08-14
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                                                               Commission
For the Quarterly Period Ended June 30, 1998                   File No. 33-76716
                               -------------                            --------

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                13-3750988
---------------------------------           ----------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)           Identification Number)

277 Park Avenue, New York, NY                      10172
---------------------------------           ----------------------
(Address of Principal Executive                   Zip Code
Offices)

                                 (212) 702-6000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Class                                   Outstanding at August 14, 1998
          -----                                   ------------------------------
Common stock, $.01 par value                                475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I-FINANCIAL INFORMATION

      Item 1.  Financial Statements                                         3

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                   8

PART II-OTHER INFORMATION

      Item 1.  Legal Proceedings                                           18

      Item 2.  Changes in Securities                                      N/A

      Item 3.  Defaults Upon Senior Securities                            N/A

      Item 4.  Submission of Matters to a Vote
               of Security Holders                                        N/A

      Item 5.  Other Information                                          N/A

      Item 6.  Exhibits and Reports on Form 8-K                            18

      Signatures                                                           19

      Exhibit Index                                                        20

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                             Six months ended          Three months ended
                                                  June 30,                  June 30,
                                                  --------                  --------
                                              1997         1998         1997         1998
                                            --------     --------     --------     --------
                                             (restated-note2)          (restated-note2)
Net revenues
  Publishing
    Newsstand                               $ 23,224     $ 23,660     $ 12,128     $ 11,641
    Advertising                               12,948       13,451     $  6,587     $  7,117
    Subscription                               5,508        6,002     $  2,774     $  2,959
    Other                                      2,002        1,806     $  1,021     $    891
                                                                                   $      0
  Entertainment                                6,725       10,821     $  3,801     $  5,129
                                            --------     --------     --------     --------

                                              50,407       55,740       26,311       27,737
                                            --------     --------     --------     --------
Operating costs and expenses
  Publishing-production, distribution
   and editorial                              22,981       22,735       11,923       11,187
  Entertainment- direct costs                  3,292        1,473        1,643          504
  Selling, general and administrative         20,743       25,287       10,874       12,662
  Rent expense from affiliated companies         247          237          119          113
  Depreciation and amortization                  934          915          473          458
                                            --------     --------     --------     --------

     Total operating costs and expenses       48,197       50,647       25,032       24,924
                                            --------     --------     --------     --------

     Income from operations                    2,210        5,093        1,279        2,813
                                            --------     --------     --------     --------

Other income (expense)
  Interest expense                            (4,954)      (4,964)      (2,477)      (2,487)
  Interest income                                310          279          182          160
                                            --------     --------     --------     --------

Net Income(Loss)                              (2,434)         408       (1,016)         486

Accumulated deficit-beginning
 of period (see note 2)                      (73,299)     (75,214)     (74,717)     (75,292)
                                            --------     --------     --------     --------

Less: Cash dividend paid                                     (400)                     (400)

Accumulated deficit-end of period           ($75,733)    ($75,206)    ($75,733)    ($75,206)
                                            ========     ========     ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                       December 31,     June 30,
                                                            1997         1998
                                                          --------     --------
                  ASSETS

CURRENT ASSETS

  Cash and cash equivalents                               $  7,308     $  8,975
  Accounts receivable, net of allowance
   for doubtful accounts                                     9,177       10,586
  Inventories                                                5,097        5,108
  Prepaid expenses and other current assets                  3,580        3,881
  Due from affiliated companies                              1,148        1,252
  Loan to shareholder                                          732          844
                                                          --------     --------

      Total current assets                                  27,042       30,646

PROPERTY AND EQUIPMENT - AT COST;
 net of accumulated depreciation                             3,793        3,381

OTHER ASSETS

  Intangible assets, net                                     3,194        2,886
  Deferred subscription aquisition costs                     3,075        2,854
  Deferred debt issuance costs, net                          2,988        2,493
  Loan to affiliated company                                 1,086        1,086
  Other                                                      1,449        1,465
                                                          --------     --------

                                                            11,792       10,784
                                                          --------     --------

                                                          $ 42,627     $ 44,811
                                                          ========     ========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Accounts payable                                        $ 13,909     $ 13,803
  Deferred subscription revenue                             11,748       13,668
  Other liabilities and accrued expenses                     4,804        5,636
                                                          --------     --------

      Total current liabilities                             30,461       33,107

SENIOR SECURED NOTES                                        79,467       79,556

UNEARNED REVENUE                                             4,699        4,140

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                          1,791        1,791

STOCKHOLDERS' DEFICIENCY

  Common stock, $.01 par value; 1,000,000
   shares; issued and outstanding, 475,000 shares                5            5
  Capital in excess of par value                             1,418        1,418
  Accumulated distributions, net of retained earnings      (75,214)     (75,206)
                                                          --------     --------

                                                           (73,791)     (73,783)
                                                          --------     --------

                                                          $ 42,627     $ 44,811
                                                          ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                            Six months ended
                                                                 June 30,
                                                                 --------
                                                             1997         1998
                                                           -------      -------
                                                      (restated-note2)

Cash flows from operating activities

Net loss                                                   ($2,434)     $   408
Adjustments to reconcile net loss to
 cash used in operating activities

  Depreciation and amortization                                934          915
  Amortization of debt issuance costs
   and discounts                                               584          584
  Net change in operating assets
   and liabilities                                              58          570
                                                           -------      -------

      Net cash (used in) provided by operations               (858)       2,477
                                                           -------      -------

Cash flows from investing activities

  Capital expenditures                                        (136)        (194)
                                                           -------      -------

      Net cash used in investing activities                   (136)        (194)
                                                           -------      -------

Cash flows from financing activities

  Advances to affiliated companies                            (243)        (574)
  Repayments by affiliated companies                                        470
  Dividends paid                                                           (400)
  Loan to shareholder                                                      (112)
                                                           -------      -------

      Net cash used in financing activities                   (243)        (616)
                                                           -------      -------

      Net (decrease) increase in cash and
       cash equivalents                                     (1,237)       1,667

Cash and cash equivalents at beginning of period             7,164        7,308
                                                           -------      -------

Cash and cash equivalents at end of period                 $ 5,927      $ 8,975
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

2.    Inventories

Inventories consist of the following:

                                                      December 31,      June 30,
                                                         1997             1998
                                                        ------           ------

Paper and printing                                      $2,063           $2,028
Editorials and pictorial                                 2,210            2,163
Film and programming costs                                 824              917
                                                        ------           ------
                                                        $5,097           $5,108
                                                        ======           ======

In 1997, the Company changed its method of determining the cost of paper and printing inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of the restatement was to decrease net loss for the six months ended June 30, 1997 by $237,000.

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

The Indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to make an offer to purchase outstanding notes if it fails to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million for two consecutive fiscal quarters, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of June 30, 1998, the Company was in compliance with all such covenants.

Should the Company continue to incur losses, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.

5.    Statement of Cash Flows
Cash payments made for interest during the six months ended June 30, 1998 and 1997 were $4.4 million in each such period.

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

Effective January 1, 1998, the Company changed its presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, whereby income from operations of each business unit excludes corporate administrative expenses. Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. The 1997 periods have been restated to conform to the 1998 presentation.

Results of Operations (Three Months Ended June 30, 1998 vs. 1997)

The Company's revenues were $27.7 million for the three months ended June 30, 1998, compared to revenues of $26.3 million for the three months ended June 30, 1997, an increase of $1.4 million. Newsstand revenues were $11.6 million and $12.1 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.5 million. Newsstand revenues for Mens Magazines were $10.5 and $10.9 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.4 million. Newsstand revenues from the Automotive Magazines were $1.2 million and $1.3 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.1 million. Advertising revenues were $7.1 million and $6.6 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.5 million. Advertising revenues from Mens Magazines increased $0.1 million and advertising revenues from Automotive Magazines increased $0.4 million during the period. Subscription revenues were $3.0 million and $2.8 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.2 million. The increase in subscription revenues is attributable to a $0.2 million increase in subscription revenues from Automotive Magazines. Revenues for the Entertainment segment were $5.1 million and $3.8 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $1.3 million. Revenues from the Company's video business were $0.8 million and $1.0 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $0.6 million and $2.1 for the three months ended June 30, 1998 and 1997, respectively, a decrease of $1.5 million. Revenues from the Company's internet business were $3.8 million and $0.7 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $3.1 million.

Income from operations was $2.8 million for the three months ended June 30, 1998, compared to $1.3 million for the three months ended June 30, 1997. Income from operations was positively impacted by increased revenues, as discussed above, which was partially offset by an increased selling, general and administrative expenses associated with increased sales and increased advertising and promotional expenses.

Net non-operating expenses were $2.3 million for the three months ended June 30, 1998 and 1997. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended June 30, 1998 and 1997.

Net income/(loss) for the three months ended June 30, 1998 was $0.5 million, compared to ($1.0) million for the three months ended June 30, 1997, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                  Income
                                   Net Revenue                from operations
                                   -----------                ---------------
                                      Three                        Three
                                  Months Ended                  Months Ended
                                     June 30,                     June 30,
                                     --------                     --------
                                   1997         1998           1997       1998
                                 -------      -------         ------     ------

Publishing Segment               $  22.5      $  22.6         $  3.8     $  3.5
Entertainment Segment                3.8          5.1            1.6        3.3
                                 -------      -------         ------     ------
                                 $  26.3      $  27.7         $  5.4     $  6.8
Corporate Administrative
  Expenses                                                      (4.1)      (4.0)
                                 -------      -------         ------     ------
                                 $  26.3      $  27.7         $  1.3     $  2.8
                                 =======      =======         ======     ======

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows:

                                                                    Income
                                   Net Revenue                  from operations
                                   -----------                  ---------------
                                      Three                          Three
                                  Months Ended                    Months Ended
                                     June 30,                       June 30,
                                     --------                       --------
                                   1997         1998           1997        1998
                                 -------      -------         ------      ------

Penthouse Magazine and
   the Affiliate Publications    $  16.5      $  16.1         $  2.4      $  2.4
Foreign edition licensing            0.5          0.6            0.4         0.4
Automotive  Magazines                5.5          5.9            1.0         0.7
                                 -------      -------         ------      ------
                                 $  22.5      $  22.6         $  3.8      $  3.5
                                 =======      =======         ======      ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $16.1 million and $16.5 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.4 million. Newsstand revenue was $10.5 million and $10.9 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.4 million. The decrease in newsstand revenue is primarily attributable to one less issue of each Penthouse Comix, Penthouse Letters and Forum magazines on sale during the 1998 period, partially offset by A 10% increase in the number of newsstand copies sold of Penthouse magazine. Advertising revenue was $3.4 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.1 million. The increase in advertising revenue is primarily attributable to an increase in advertising revenue in Penthouse magazine for the three months ended June 30, 1998, as compared to the 1997 period. Subscription revenue was $1.9 million for the three months ended June 30, 1998 and 1997.

Publishing-production, distribution and editorial expenses were $8.3 million and $9.3 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $1.0 million. Paper costs were $3.2 million for the three months ended June 30, 1998, compared to $3.3 million for the three months ended June 30, 1997, a decrease of $0.1 million. The decrease is due to the reduced number of pages per issue and a decrease in copies printed of certain publications as well as fewer issues of certain publications printed, as discussed above, partially offset by an increased cost of paper during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. Print costs were $3.0 million for the three months ended June 30, 1998, compared to $3.8 million for the three months ended June 30, 1997, a decrease of $0.8 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications and fewer issues of certain publications printed during the period, as well as reduced printing costs due to the renegotiation of the Company's printing contracts in the third quarter of 1997. Distribution costs were $1.3 million for the three months ended June 30, 1998, compared to $1.5 million for the three months ended June 30, 1997, a decrease of $0.2 million. The decrease is attributable to fewer copies being distributed. Editorial costs were $0.9 million for the three months ended June 30, 1998 and 1997.

Selling, general and administrative expenses were $5.4 million for the three months ended June 30, 1998, compared to $4.8 million for the three months ended June 30, 1997, an increase of $0.6 million. The increase is primarily attributable to the write off of an uncollectible advertising accounts receivable of $0.9 million which arose through billings during the three months ended June 30, 1998. The Company terminated its agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. The Company will experience additional bad debt expense through the third quarter of 1998, as advertising pages in future issues had been printed prior to termination of the agreement. The Company expects to be able to return to revenue levels generated from the previous advertising agency through its new agreement beginning in the first half of 1999.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $0.6 million and $0.5 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.1 million. Selling, general and administrative expenses were $0.1 million for the three month period ended June 30, 1998 and 1997.

Automotive Magazines

Revenues for the Automotive Magazines were $5.9 million and $5.5 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.4 million. Newsstand revenues were $1.2 million and $1.3 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $0.1 million. The decrease is due to fewer copies sold, partially offset by increased cover prices of Four Wheeler and Stock Car magazines. Advertising revenues were $3.7 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.4 million, resulting from an increase in advertising page rates, as well as advertising revenue of $0.1 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $1.0 million and $0.9 million for the three month period ended June 30, 1998 and 1997, respectively, an increase of $0.1 million due to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $2.9 million and $2.6 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.3 million. Paper costs were $1.2 million and $0.9 million for the three months ended June 30, 1998 and June 30, 1998, respectively, an increase of $0.3 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $1.0 million for the three months ended June 30, 1998 and 1997. Distribution costs were $0.6 million for the three months ended June 30, 1998 and 1997. Editorial costs were $0.1 million for the three months ended June 30, 1998 and 1997.

Selling, general and administrative expenses were $2.3 million and $1.9 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $0.4 million. The increase is primarily attributable to increased subscription acquisition spending during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Entertainment Segment

Revenues from the Entertainment Segment were $5.1 million for the three months ended June 30, 1998, compared to $3.8 million for the three months ended June 30, 1997, an increase of $1.3 million. The Company's video business revenues were $0.8 million for the three months ended June 30, 1998 compared to $1.0 million for the three months ended June 30, 1997, a decrease of $0.2 million. The decrease is due to fewer videocassettes sold through the Company's wholesale distributor due primarily to fewer new releases in 1998.Revenues from the Company's pay-per-call business were $0.7 million and $2.1 million for the three months ended June 30, 1998 and 1997, respectively, a decrease of $1.4 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Revenues for the second quarter of 1998 were lower due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $3.8 million and $0.7 million for the three months ended June 30, 1998 and 1997, respectively, an increase of $3.1 million. Internet revenues increased due to increased revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

Direct costs were $0.4 million for the three months ended June 30, 1998, compared to $1.4 million for the three months ended June 30, 1997, a decrease of $1.0 million. The decrease is due to the change in service bureaus processing the Company's pay-per-call business, as discussed above.

Selling, general and administrative expenses were $1.5 million and $0.8 million for the three months ended June 30, 1998 and June 30, 1997, respectively, an increase of $0.7 million. The increase is due primarily to higher computer processing, personnel and commission expense relating to the internet business increased revenues.

Corporate Administrative Expense

Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $4.0 million for the three months ended June 30, 1998, compared to $4.1 million for the three months ended June 30, 1997, a decrease of $0.1 million, due primarily to lower depreciation expense.

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended June 30, 1998 and 1997.

Results of Operations (Six Months Ended June 30, 1998 vs. 1997)

The Company's revenues were $55.7 million for the six months ended June 30, 1998, compared to revenues of $50.4 million for the six months ended June 30, 1997, an increase of $5.3 million. Newsstand revenues were $23.7 million and $23.2 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.5 million. Newsstand revenues for Mens Magazines were $21.1 and $20.8 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.3 million. Newsstand revenues from the Automotive Magazines were $2.6 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.2 million. Advertising revenues were $13.5 million and $12.9 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.6 million. Advertising revenues from Mens Magazines decreased $0.2 million and advertising revenues from Automotive Magazines increased $0.8 million during the period. Subscription revenues were $6.0 million and $5.5 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.5 million. The increase in subscription revenues is attributable to a $0.2 million increase in subscription revenues from Mens Magazines and an increase of $0.3 million in subscription revenues from Automotive Magazines. Revenues for the Entertainment segment were $10.8 million and $6.7 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $4.1 million. Revenues from the Company's video business were $2.0 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.4 million. Revenues from the Company's pay-per-call business were $1.6 million and $4.4 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $2.8 million. Revenues from the Company's internet business were $7.3 million and $0.7 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $6.6 million.

Income from operations was $5.1 million for the six months ended June 30, 1998, compared to $2.2 million for the six months ended June 30, 1997. Income from operations was positively impacted by increased revenues, as discussed above, which was partially offset by increased selling, general and administrative expenses associated with increased sales and increased advertising and promotional expenses.

Net non-operating expenses were $4.7 million and $4.6 million for the six months ended June 30, 1998 and 1997, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.6 million for the six months ended June 30, 1998 and 1997.

Net income/(loss) for the six months ended June 30, 1998 was $0.4 million, compared to ($2.4) million for the six months ended June 30, 1997, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                     Income
                                        Net Revenue              from operations
                                        -----------              ---------------
                                            Six                       Six
                                        Months Ended             Months Ended
                                          June 30,                  June 30,
                                          --------                  --------
                                       1997      1998            1997     1998
                                     -------   -------         -------  -------

Publishing Segment                   $  43.7   $  44.9         $   8.2  $   6.7
Entertainment Segment                    6.7      10.8             1.9      6.5
                                     -------   -------         -------  -------
                                     $  50.4   $  55.7         $  10.1  $  13.2
Corporate Administrative Expenses                                (7.9)     (8.1)
                                     -------   -------         -------  -------
                                     $  50.4   $  55.7         $   2.2  $   5.1
                                     =======   =======         =======  =======

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows:

                                                                     Income
                                        Net Revenue              from operations
                                        -----------              ---------------
                                            Six                       Six
                                        Months Ended             Months Ended
                                          June 30,                  June 30,
                                          --------                  --------
                                       1997      1998            1997     1998
                                     -------   -------         -------   ------

Penthouse  Magazine and
   the Affiliate Publications        $  31.9   $  31.9          $  5.0   $  4.3
Foreign edition licensing                1.2       1.1             1.1      0.9
Automotive  Magazines                   10.6      11.9             2.1      1.5
                                     -------   -------         -------   ------
                                     $  43.7   $  44.9          $  8.2   $  6.7
                                     =======   =======         =======   ======

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $31.9 million for the six months ended June 30, 1998 and 1997. Newsstand revenue was $21.1 million and $20.8 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.3 million. The increase in newsstand revenue is primarily attributable to an increase in the number of newsstand copies sold of Penthouse magazine. Advertising revenue was $6.3 million and $6.5 million for the six months ended June 30, 1998 and 1997, respectively, a decrease of $0.2 million. The decline in advertising revenue is primarily attributable to a 27% decrease in advertising pages sold in the Affiliate Publications during the six months ended June 30, 1998, compared to the 1997 period. Subscription revenue was $3.9 million and $3.7 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.2 million. This increase is attributable to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $16.9 million and $17.9 million for the six months ended June 30, 1998 and 1997, respectively, a decrease of $1.0 million. Paper costs were $6.3 million for the six months ended June 30, 1998 and 1997. Print costs were $6.2 million for the six months ended June 30, 1998, compared to $7.2 million for the six months ended June 30, 1997, a decrease of $1.0 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications, as well as reduced printing costs due to the renegotiation of the Company's printing contracts in the third quarter of 1997. Distribution costs were $2.5 million for the six months ended June 30, 1998, compared to $2.6 million for the six months ended June 30, 1997, a decrease of $0.1 million. The decrease is attributable to a decrease in copies being distributed. Editorial costs were $1.8 million for the six months ended June 30, 1998 and 1997.

Selling, general and administrative expenses were $10.7 million for the six months ended June 30, 1998, compared to $8.9 million for the six months ended June 30, 1997, an increase of $1.8 million. The increase is primarily attributable to the write off of an uncollectible advertising accounts receivable of $1.8 million which arose through billings during the six months ended June 30, 1998. The Company terminated its agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. The Company will experience additional bad debt expense through the third quarter of 1998, as advertising pages in future issues had been printed prior to termination of the agreement. The Company expects to be able to return to revenue levels generated from the previous advertising agency through its new agreement beginning in the first half of 1999.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $1.1 million and $1.2 million for the six months ended June 30, 1998 and 1997, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Selling, general and administrative expenses were $0.2 million and $0.1 million for the six month period ended June 30, 1998 and 1997, respectively, an increase of $0.1 million. In 1997, the Company received $0.1 million from a licensee whose receivable balance was previously written off as a bad debt.

Automotive Magazines

Revenues for the Automotive Magazines were $11.9 million and $10.6 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $1.3 million. Newsstand revenues were $2.6 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.2 million. The increase is due primarily to increased cover price of Four Wheeler and Stock Car magazines. Advertising revenues were $7.2 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.8 million, resulting from an increase in advertising page rates and pages sold, as well as advertising revenue of $0.2 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $2.1 million and $1.8 million for the six month period ended June 30, 1998 and 1997, respectively, an increase of $0.3 million due to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $5.8 million and $5.0 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.8 million. Paper costs were $2.3 million and $1.8 million for the six months ended June 30, 1998 and June 30, 1997, respectively, an increase of $0.5 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $2.0 million for the six months ended June 30, 1998 and 1997. Distribution costs were $1.2 million and $1.1 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $0.1 million, due to the increase in copies distributed. Editorial costs were $0.2 million for the six months ended June 30, 1998 and 1997. In 1998, there were $0.2 million in production costs related to Four Wheeler television.

Selling, general and administrative expenses were $4.4 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $1.0 million. The increase is primarily attributable to subscription acquisition spending ($0.6 million), increased salaries ($0.1 million) and increased subscription fulfillment expense ($0.1 million) related to increased subscription copies distributed during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997.

Entertainment Segment

Revenues from the Entertainment Segment were $10.8 million for the six months ended June 30, 1998, compared to $6.7 million for the six months ended June 30, 1997, an increase of $4.1 million. The Company's video business revenues were $2.0 million for the six months ended June 30, 1998 compared to $1.6 million for the six months ended June 30, 1997, an increase of $0.4 million. The increase is due to revenue received from the sale of a videocassette featuring a well know television personality, revenues received for a pay-per-view joint venture and increased licensing revenue. Revenues from the Company's pay-per-call business were $1.6 million and $4.4 million for the six months ended June 30, 1998 and 1997, respectively, a decrease of $2.8 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues for the first half of 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $7.3 million and $0.7 million for the six months ended June 30, 1998 and 1997, respectively, an increase of $6.5 million. Internet revenues increased due to increased revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site.

Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

Direct costs were $1.3 million for the six months ended June 30, 1998, compared to $3.3 million for the six months ended June 30, 1997, a decrease of $2.0 million. The decrease is due primarily to the change in service bureaus processing the Company's pay-per-call business, as discussed above.

Selling, general and administrative expenses were $3.0 million and $1.6 million for the six months ended June 30, 1998 and June 30, 1997, respectively, an increase of $1.4 million. The increase is due primarily to higher computer processing, personnel and commission expense relating to the internet business increased revenues.

Corporate Administrative Expense

Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $8.1 million for the six months ended June 30, 1998, compared to $7.9 million for the six months ended June 30, 1997, an increase of $0.2 million, due primarily to higher executive compensation.

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for the six months ended June 30, 1998 and 1997.

Impact of Year 2000

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

While neither the comprehensive review nor the implementation plan is as yet complete and therefore the cost to address the Year 200 problem is not yet ascertainable, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems as such systems have generally been recently implemented or upgraded. As to Year 2000 preparedness of the Company's third party vendors and suppliers, the Company has prepared and transmitted to them questionnaires, but has as yet not received responses. A worst case scenario is therefore not yet determinable and the Company has not made any continency plans.

Liquidity and Capital Resources

At June 30, 1998, the Company had $9.0 million in cash and cash equivalents, compared to $7.3 million at December 31, 1997. The increase in cash and cash equivalents during the six months ended June 30, 1998 resulted from net cash flows provided by operating activities of $2.5 million, cash flows used in investing activities of $0.2 million, and cash flows used in financing activities of $0.6 million.

Cash flows from operating activities

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 1998, compared to net cash used in operating activities of $0.9 million for the six months ended June 30, 1997. Net cash provided by operating activities for the six months ended June 30, 1998 was primarily the result of income from operations for the period. Net cash used in operating activities for the six months ended June 30, 1997 was primarily the result of the net loss for the period.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.2 million and $0.1 million for the six months ended June 30, 1998 and 1997, respectively.

Cash flows from financing activities

Cash flows used in financing activities were $0.6 million for the six months ended June 30, 1998, compared to cash flows used in financing activities of $0.2 million for the six months ended June 30, 1997. Affiliated company investments and advances at June 30, 1998 increased $0.1 million from the December 31, 1997 balance, whereby the Company is owed $1.3 million by GMI as of June 30, 1998. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. On June 30, 1998, the Company received as partial payment of the amount the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Management intends to sell such assets. The reimbursement by GMI, in the amount of $1.3 million, has not been made by August 14, 1998. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At June 30, 1998, the Company has a loan outstanding to the principal shareholder of GMI of $0.8 million. The loan is evidenced by a promissory note, bears interest at 13.25% per annum, and is payable on December 31, 1998.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. In May 1998, the Company declared and paid a $0.4 million cash dividend to GMI in accordance with the terms and conditions of the Indenture.

Future outlook

The Company's cash balance at June 30, 1998 was $9.0 million, compared to $7.3 million at December 31, 1997. The Company is obligated to make a $4.2 million interest payment on its Notes on December 31, 1998.

Management believes that it will be able to meet its obligations through the remainder of 1998 through cash flows from operations and use of its existing cash balances.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Year 2000 problem, third parties respond fully and accurately to the Company's inquires, and that, as to the Company's publications, there are no adverse governmental regulations promulgated, that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward looking statements.

                            Part II-Other Information

Item 1.                         Legal Proceedings

On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. The Company moved to enjoin the arbitration and defendant DEC cross-moved to compel arbitration. By decision dated July 24, 1998, District Court Judge Deborah A. Batts denied the Company's motion and granted the cross motion compelling arbitration. The Company intends to vigorously defend the arbitration. In the event of an adverse outcome, the Company intends to challenge on appeal the decision compelling arbitration.

Item 6.                 Exhibits and Reports on Form 8-K

  (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

  (b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          General Media, Inc.
                                          (Registrant)


Dated: August 14, 1998                By: /s/ Patrick J. Gavin
                                         ---------------------------------------
                                                      Signature

                                          Patrick J. Gavin
                                          Executive Vice President-Chief
                                          Operating Officer

                                          (Duly Authorized Officer and
                                          Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.             Item

27                      Financial Data Schedule

--------------------------------------------------------------------------------