Form 10-Q
period 1998-09-30
GENERAL MEDIA INC
filed 1998-11-13
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934

                                                               Commission
For the Quarterly Period Ended September 30, 1998              File No. 33-76716
                               ------------------                       --------

                               General Media, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                      13-3750988
  --------------------------------                    ---------------------
    (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                   Identification Number)

    277 Park Avenue, New York, NY                             10172
 --------------------------------------                      --------
(Address of Principal Executive Offices)                     Zip Code

                                 (212) 702-6000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Class                               Outstanding at November 13, 1998
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

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                           Nine months ended            Three months ended
                                                              September 30,                September 30,
                                                              ------------                 ------------
                                                           1997           1998           1997           1998
                                                         --------       --------       --------       --------
                                                     (restated-note2)              (restated-note2)
Net revenues
  Publishing
    Newsstand                                            $ 34,272       $ 35,049       $ 11,048       $ 11,389
    Advertising                                            19,490         19,907       $  6,542       $  6,456
    Subscription                                            8,079          9,020       $  2,571       $  3,018
    Other                                                   2,963          2,551       $    961       $    745

  Entertainment                                            11,034         15,136       $  4,309       $  4,315
                                                         --------       --------       --------       --------

                                                           75,838         81,663         25,431         25,923
                                                         --------       --------       --------       --------
Operating costs and expenses
  Publishing-production, distribution and editorial        33,915         33,774         10,934         11,039
  Entertainment- direct costs                               4,979          2,043          1,687            570
  Selling, general and administrative                      31,404         38,295         10,661         13,008
  Rent expense from affiliated companies                      409            400            162            163
  Depreciation and amortization                             1,401          1,374            467            459
                                                         --------       --------       --------       --------

           Total operating costs and expenses              72,108         75,886         23,911         25,239
                                                         --------       --------       --------       --------

           Income from operations                           3,730          5,777          1,520            684
                                                         --------       --------       --------       --------

Other income (expense)
  Interest expense                                         (7,430)        (7,441)        (2,476)        (2,477)
  Interest income                                             465            386            155            107
                                                         --------       --------       --------       --------

Net Loss                                                   (3,235)        (1,278)          (801)        (1,686)

Accumulated deficit-beginning of period(see note 2)       (73,299)       (75,214)       (75,733)       (75,206)
                                                         --------       --------       --------       --------

Less: Cash dividend paid                                     (400)

Accumulated deficit-end of period                        ($76,534)      ($76,892)      ($76,534)      ($76,892)
                                                         ========       ========       ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                                 December 31,  September 30,
                                                                     1997          1998
                                                                 -----------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $  7,308       $  6,320
  Accounts receivable, net of allowance
    for doubtful accounts                                            9,177          9,777
  Inventories                                                        5,097          4,706
  Prepaid expenses and other current assets                          3,580          3,536
  Due from affiliated companies                                      1,148          1,633
  Loan to shareholder                                                  732            868
                                                                  --------       --------

              Total current assets                                  27,042         26,840

PROPERTY AND EQUIPMENT - AT COST;
  net of accumulated depreciation                                    3,793          3,592

OTHER ASSETS
  Intangible assets, net                                             3,194          2,731
  Deferred subscription aquisition costs                             3,075          2,697
  Deferred debt issuance costs, net                                  2,988          2,245
  Loan to affiliated company                                         1,086          1,086
  Other                                                              1,449          3,651
                                                                  --------       --------

                                                                    11,792         12,410
                                                                  --------       --------

                                                                  $ 42,627       $ 42,842
                                                                  ========       ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                $ 13,909       $ 12,618
  Deferred subscription revenue                                     11,748         12,733
  Other liabilities and accrued expenses                             4,804          7,761
                                                                  --------       --------

              Total current liabilities                             30,461         33,112

SENIOR SECURED NOTES                                                79,467         79,601

UNEARNED REVENUE                                                     4,699          3,807

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                  1,791          1,791

STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value; 1,000,000
    shares; issued and outstanding, 475,000 shares                       5              5
  Capital in excess of par value                                     1,418          1,418
  Accumulated distributions, net of retained earnings              (75,214)       (76,892)
                                                                  --------       --------

                                                                   (73,791)       (75,469)
                                                                  --------       --------

                                                                  $ 42,627       $ 42,842
                                                                  ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                              Nine months ended
                                                                September 30,
                                                                -------------
                                                              1997       1998
                                                             -------    -------
                                                        (restated-note2)

Cash flows from operating activities
Net loss                                                     ($3,235)   ($1,278)
Adjustments to reconcile net loss to
  cash used in operating activities

  Depreciation and amortization                                1,401      1,374
  Amortization of debt issuance costs and discounts              875        877
  Net change in operating assets and liabilities               4,844       (231)
                                                             -------    -------

    Net cash provided by operations                            3,885        742
                                                             -------    -------

Cash flows from investing activities

  Capital expenditures                                          (248)      (709)
                                                             -------    -------

    Net cash used in investing activities                       (248)      (709)
                                                             -------    -------

Cash flows from financing activities

  Advances to affiliated companies                              (515)      (955)
  Repayments by affiliated companies                                        470
  Dividends paid                                                           (400)
  Loan to shareholder                                           (445)      (136)
                                                             -------    -------

    Net cash used in financing activities                       (960)    (1,021)
                                                             -------    -------

    Net (decrease)increase in cash and cash equivalents        2,677       (988)

Cash and cash equivalents at beginning of period               7,164      7,308
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 9,841    $ 6,320
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

2. Inventories

Inventories consist of the following:

                                                    December 31,   September 30,
                                                        1997           1998
                                                    -----------    ------------

Paper and printing                                    $2,063          $1,713
Editorials and pictorial                               2,210           2,143
Film and programming costs                               824             850
                                                      ------          ------
                                                      $5,097          $4,706
                                                      ======          ======

In 1997, the Company changed its method of determining the cost of paper and printing inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of the restatement was to decrease net loss for the nine months ended September 30, 1997 by $220,000.

3. Management Charge

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs which principally relate to office space. These allocations are based on factors determined by management of the Company to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts are reasonable.

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

The indenture for the Notes (the "Indenture") contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to make an offer to purchase outstanding notes if it fails to maintain a consolidated tangible net worth (deficiency) of no more than ($81.6) million for two consecutive fiscal quarters, and (iii) limits the Company's ability to pay dividends unless certain financial performance tests are met. The Subsidiary Guarantors are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of September 30, 1998, the Company was in compliance with all such covenants.

Should the Company continue to incur losses, such that the Company's net worth (deficiency) declines below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.

5. Statement of Cash Flows

Cash payments made for interest during the nine months ended September 30, 1998 and 1997 were $4.4 million in each such period.

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

Results of Operations (Three  Months Ended September 30, 1998  vs. 1997)

The Company's revenues were $25.9 million for the three months ended September 30, 1998, compared to revenues of $25.4 million for the three months ended September 30, 1997, an increase of $0.5 million. Newsstand revenues were $11.4 million and $11.0 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.4 million. Newsstand revenues for Mens Magazines were $10.2 and $9.9 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.3 million. Newsstand revenues from the Automotive Magazines were $1.1 million for the three months ended September 30, 1998 and 1997. Advertising revenues were $6.5 million for the three months ended September 30, 1998 and 1997. Advertising revenues from Mens Magazines decreased $0.4 million and advertising revenues from Automotive Magazines increased $0.4 million during the period. Subscription revenues were $3.0 million and $2.6 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.4 million. The increase in subscription revenues is attributable to a $0.3 million increase in subscription revenues from Mens Magazines and an increase of $0.1 million in Automotive Magazines. Revenues for the Entertainment Segment were $4.3 million for the three months ended September 30, 1998 and 1997. Revenues from the Company's video business were $0.7 million for the three months ended September 30, 1998 and 1997. Revenues from the Company's pay-per-call business were $0.5 million and $2.3 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $1.8 million. Revenues from the Company's internet business were $3.1 million and $1.3 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $1.8 million.

Income from operations was $0.7 million for the three months ended September 30, 1998, compared to $1.5 million for the three months ended September 30, 1997. Income from operations was positively impacted by increased revenues, as discussed above. However, increased selling, general and administrative expenses associated with increased sales, increased salary expense and increased consulting and professional fees more than offset the increase in revenues resulting in lower income from operations.

Net non-operating expenses were $2.3 million and $2.4 million for the three months ended September 30, 1998 and 1997, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended September 30, 1998 and 1997.

Net loss for the three months ended September 30, 1998 was ($1.7) million, compared to ($0.8) million for the three months ended September 30, 1997, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                           Income
                                               Net Revenue             from operations
                                               -----------             ---------------
                                                  Three                    Three
                                              Months Ended             Months Ended
                                              September 30,            September 30,
                                            -----------------          --------------
                                            1997         1998          1997      1998
                                            ----         ----          ----      ----
Publishing Segment                         $ 21.1       $ 21.6        $ 3.5     $ 3.2
Entertainment Segment                         4.3          4.3          1.7       2.2
                                           ------       ------        -----     -----
                                           $ 25.4       $ 25.9        $ 5.2     $ 5.4
Corporate Administrative Expenses                                      (3.7)     (4.7)
                                           ------       ------        -----     -----
                                           $ 25.4       $ 25.9        $ 1.5     $ 0.7
                                           ======       ======        =====     =====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows :

                                                                           Income
                                               Net Revenues            from operations
                                               ------------            ---------------
                                                  Three                    Three
                                              Months Ended             Months Ended
                                              September 30,            September 30,
                                            -----------------          --------------
                                            1997         1998          1997      1998
                                            ----         ----          ----      ----
Penthouse  Magazine and
   the Affiliate Publications              $ 15.4       $ 15.5        $ 2.2     $ 2.2
Foreign edition licensing                     0.6          0.5          0.4       0.4
Automotive  Magazines                         5.1          5.6          0.9       0.6
                                           ------       ------        -----     -----
                                           $ 21.1       $ 21.6        $ 3.5     $ 3.2
                                           ======       ======        =====     =====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $15.5 million and $15.4 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.1 million. Newsstand revenue was $10.2 million and $9.9 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.3 million. The increase in newsstand revenue is primarily attributable to a 16% increase in newsstand copies sold of Penthouse magazine, partially offset by fewer issues of each Penthouse Comix, Penthouse Letters and Girls of Penthouse magazines on sale during the 1998 period. Advertising revenue was $3.1 million and $3.5 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $0.4 million. The decrease in advertising revenue is primarily attributable to a decrease in advertising revenue in Penthouse magazine as well as decreased revenues due to fewer issues of certain magazines on sale, as noted above, during the three months ended September 30, 1998, as compared to the 1997 period. Subscription revenue was $1.9 million and $1.6 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.3 million. The increase in subscription revenue is primarily attributable to increased copies sold during the three months ended September 30, 1998, as compared to the 1997 period.

Publishing-production, distribution and editorial expenses were $8.2 million and $8.3 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $0.1 million. Paper costs were $3.2 million for the three months ended September 30, 1998, compared to $3.1 million for the three months ended September 30, 1997, an increase of $0.1 million. The increase is due primarily to the increased cost of paper, partially offset by decreases due to the reduced number of pages per issue and a decrease in copies printed of certain publications as well as fewer issues of certain publications printed, as discussed above, during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. Print costs were $3.1 million for the three months ended September 30, 1998 and 1997. Distribution costs were $1.2 million for the three months ended September 30, 1998, compared to $1.3 million for the three months ended June 30, 1997, a decrease of $0.1 million. The decrease is attributable to fewer copies being distributed . Editorial costs were $0.8 million for the three months ended September 30, 1998 and 1997.

Selling, general and administrative expenses were $5.1 million for the three months ended September 30, 1998, compared to $5.0 million for the three months ended September 30, 1997, an increase of $0.1 million. The increase is primarily attributable to the write off of an uncollectible advertising accounts receivable of $0.4 million which arose through billings during the three months ended September 30, 1998 in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. Management believes the effects of the termination of the advertising agency will have minimal effects on the results of the Company's fourth quarter and future operations.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $0.5 million and $0.6 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $0.1 million. Selling, general and administrative expenses were $0.1 million and $0.2 million for the three month period ended September 30, 1998 and 1997, respectively.

Automotive Magazines

Revenues for the Automotive Magazines were $5.6 million and $5.1 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.5 million. Newsstand revenues were $1.1 million for the three months ended September 30, 1998 and 1997. Advertising revenues were $3.4 million and $3.1 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.3 million, resulting from an increase in advertising page rates, as well as advertising revenue of $0.1 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $1.1 million and $1.0 million for the three month period ended September 30, 1998 and 1997, respectively, an increase of $0.1 million due to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $2.8 million and $2.6 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.2 million. Paper costs were $1.2 million and $1.0 million for the three months ended September 30, 1998 and September 30, 1997, respectively, an increase of $0.2 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $0.9 million and $1.0 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $0.1 million. The decrease is primarily attributable to reduced printing costs in 1998 due to the renegotiation of the Company's printing contracts in the third quarter of 1997. Distribution costs were $0.6 million and $0.5 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.1 million due primarily to more magazine copies being distributed. Editorial costs were $0.1 million for the three months ended September 30, 1998 and 1997.

Selling, general and administrative expenses were $2.1 million and $1.6 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $0.5 million. The increase is primarily attributable to increased subscription acquisition spending, increased salaries and promotional spending during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997.

Entertainment Segment

Revenues from the Entertainment Segment were $4.3 million for the three months ended September 30, 1998 and 1997. The Company's video business revenues were $0.7 million for the three months ended September 30, 1998 and 1997. Revenues from the Company's pay-per-call business were $0.5 million and $2.3 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $1.8 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues during 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $3.1 million and $1.3 million for the three months ended September 30, 1998 and 1997, respectively, an increase of $1.8 million. Internet revenues increased due to increased revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

Direct costs were $0.5 million for the three months ended September 30, 1998, compared to $1.6 million for the three months ended September 30, 1997, a decrease of $1.1 million. The decrease is due to the change in service bureaus processing the Company's pay-per-call business, as discussed above.

Selling, general and administrative expenses were $1.6 million and $1.0 million for the three months ended September 30, 1998 and September 30, 1997, respectively, an increase of $0.6 million. The increase is due primarily to higher computer processing, personnel and commission expense relating to the internet business increased revenues.

Corporate Administrative Expense

Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $4.7 million for the three months ended September 30, 1998, compared to $3.7 million for the three months ended September 30, 1997, an increase of $1.0 million. The increase is due to increased salary expense of $0.5 million, increased legal and professional fees of $0.4 million and increased insurance expense of $0.1 million.

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for the three months ended September 30, 1998 and 1997.

Results of Operations (Nine  Months Ended September 30, 1998  vs. 1997)

The Company's revenues were $81.7 million for the nine months ended September 30, 1998, compared to revenues of $75.8 million for the nine months ended September 30, 1997, an increase of $5.9 million. Newsstand revenues were $35.0 million and $34.3 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.7 million. Newsstand revenues for Mens Magazines were $31.3 and $30.7 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.6 million. Newsstand revenues from the Automotive Magazines were $3.7 million and $3.5 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.2 million. Advertising revenues were $19.9 million and $19.5 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.4 million. Advertising revenues from Mens Magazines decreased $0.6 million and advertising revenues from Automotive Magazines increased $1.0 million during the period. Subscription revenues were $9.0 million and $8.1 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.9 million. The increase in subscription revenues is attributable to a $0.5 million increase in subscription revenues from Mens Magazines and an increase of $0.4 million in subscription revenues from Automotive Magazines. Revenues for the Entertainment Segment were $15.1 million and $11.0 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $4.1 million. Revenues from the Company's video business were $2.7 million and $2.3 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.4 million. Revenues from the Company's pay-per-call business were $2.1 million and $6.7 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $4.6 million. Revenues from the Company's internet business were $10.3 million and $2.0 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $8.3 million.

Income from operations was $5.8 million for the nine months ended September 30, 1998, compared to $3.7 million for the nine months ended September 30, 1997. Income from operations was positively impacted by increased revenues, as discussed above, which was partially offset by increased selling, general and administrative expenses associated with increased sales and increased advertising and promotional expenses.

Net non-operating expenses were $7.1 million and $7.0 million for the nine months ended September 30, 1998 and 1997, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.9 million for the nine months ended September 30, 1998 and 1997.

Net loss for the nine months ended September 30, 1998 was ($1.3) million, compared to ($3.2) million for the nine months ended September 30, 1997, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows:

                                                                           Income
                                               Net Revenue             from operations
                                               -----------             ---------------
                                                  Nine                     Nine
                                              Months Ended             Months Ended
                                              September 30,            September 30,
                                            -----------------          --------------
                                            1997         1998          1997      1998
                                            ----         ----          ----      ----

Publishing Segment                         $ 64.8       $ 66.5        $ 11.7    $  9.8
Entertainment Segment                        11.0         15.2           3.5       8.7
                                           ------       ------        ------    ------
                                           $ 75.8       $ 81.7        $ 15.2    $ 18.5
Corporate Administrative Expenses                                      (11.5)    (12.7)
                                           ------       ------        ------    ------
                                           $ 75.8       $ 81.7        $  3.7    $  5.8
                                           ======       ======        ======    ======

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows :

                                                                           Income
                                              Net Revenues             from operations
                                              ------------             ---------------
                                                  Nine                     Nine
                                              Months Ended             Months Ended
                                              September 30,            September 30,
                                            -----------------          --------------
                                            1997         1998          1997      1998
                                            ----         ----          ----      ----
Penthouse  Magazine and
   the Affiliate Publications              $ 47.3       $ 47.4        $  7.1    $ 6.4
Foreign edition licensing                     1.7          1.6           1.5      1.3
Automotive  Magazines                        15.8         17.5           3.1      2.1
                                           ------       ------        ------    -----
                                           $ 64.8       $ 66.5        $ 11.7    $ 9.8
                                           ======       ======        ======    =====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $47.4 million and $47.3 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.1 million. Newsstand revenue was $31.3 million and $30.7 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.6 million. The increase in newsstand revenue is primarily attributable to an increase in the number of newsstand copies sold of Penthouse magazine. Advertising revenue was $9.4 million and $10.0 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $0.6 million. The decrease in advertising revenue is primarily attributable to a 24% decrease in advertising pages sold in the Affiliate Publications during the nine months ended September 30, 1998, compared to the 1997 period. Subscription revenue was $5.9 million and $5.4 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.5 million. This increase is attributable to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $25.1 million and $26.2 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $1.1 million. Paper costs were $9.5 million and $9.4 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.1 million. The increase is due to increased cost of paper offset by the decrease in the number of pages per issue and copies printed of certain publications. Print costs were $9.3 million for the nine months ended September 30, 1998, compared to $10.3 million for the nine months ended September 30, 1997, a decrease of $1.0 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications, as well as reduced printing costs due to the renegotiation of the Company's printing contracts in the third quarter of 1997. Distribution costs were $3.7 million and $3.9 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $0.2 million. The decrease is attributable to a decrease in copies being distributed . Editorial costs were $2.6 million for the nine months ended September 30, 1998 and 1997.

Selling, general and administrative expenses were $15.8 million for the nine months ended September 30, 1998, compared to $13.9 million for the nine months ended September 30, 1997, an increase of $1.9 million. The increase is primarily attributable to the write off of an uncollectible advertising accounts receivable of $2.4 million which arose through billings during the nine months ended September 30, 1998 in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. Management believes the effects of the termination of the advertising agency will have minimal effects on the results of the Company's fourth quarter and future operations.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $1.6 million and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Selling, general and administrative expenses were $0.3 million and $0.2 million for the nine month period ended September 30, 1998 and 1997, respectively, an increase of $0.1 million. In 1997, the Company received $0.1 million from a licensee whose receivable balance was previously written off as a bad debt.

Automotive Magazines

Revenues for the Automotive Magazines were $17.5 million and $15.8 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1.7 million. Newsstand revenues were $3.7 million and $3.5 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.2 million. The increase is due primarily to increased cover price of Four Wheeler and Stock Car magazines. Advertising revenues were $10.5 million and $9.5 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1.0 million, resulting from an increase in advertising page rates and pages sold, as well as advertising revenue of $0.3 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $3.1 million and $2.7 million for the nine month period ended September 30, 1998 and 1997, respectively, an increase of $0.4 million due to an increase in subscription copies sold.

Publishing-production, distribution and editorial expenses were $8.6 million and $7.7 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.9 million. Paper costs were $3.5 million and $2.8 million for the nine months ended September 30, 1998 and September 30, 1997, respectively, an increase of $0.7 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $2.9 million for the nine months ended September 30, 1998 and 1997. Distribution costs were $1.9 million and $1.6 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $0.3 million, due to the increase in copies distributed. Editorial costs were $0.3 million for the nine months ended September 30, 1998 and 1997. In 1998, there were $0.3 million in production costs related to Four Wheeler television.

Selling, general and administrative expenses were $6.4 million and $5.0 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1.4 million. The increase is primarily attributable to subscription acquisition spending ($0.6 million), increased salaries, benefits and sales commissions ($0.4 million), increased advertising expense ($0.1 million) and increased subscription fulfillment expense ($0.1 million) related to increased subscription copies distributed during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.

Entertainment Segment

Revenues from the Entertainment Segment were $15.2 million for the nine months ended September 30, 1998, compared to $11.0 million for the nine months ended September 30, 1997, an increase of $4.2 million. The Company's video business revenues were $2.7 million for the nine months ended September 30, 1998 compared to $2.3 million for the nine months ended September 30, 1997, an increase of $0.4 million. The increase is due to revenue received from the sale of a videocassette featuring a well know television personality, revenues received for a pay-per-view joint venture and increased licensing revenue, offset by a decline in sales through the Company's national wholesale distributor. Revenues from the Company's pay-per-call business were $2.1 million and $6.7 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $4.6 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues during 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $10.3 million and $2.0 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $8.3 million. Internet revenues increased due to increased revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from a new arrangement, whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

Direct costs were $1.7 million for the nine months ended September 30, 1998, compared to $5.0 million for the nine months ended September 30, 1997, a decrease of $3.3 million. The decrease is due primarily to the change in service bureaus processing the Company's pay-per-call business, as discussed above. Additionally, in 1997 the Company incurred $0.5 million in costs related to the production of a feature motion picture.

Selling, general and administrative expenses were $4.7 million and $2.6 million for the nine months ended September 30, 1998 and September 30, 1997, respectively, an increase of $2.1 million. The increase is due primarily to higher computer processing, personnel and commission expense relating to the internet business increased revenues.

Corporate Administrative Expense

Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $12.7 million for the nine months ended September 30, 1998, compared to $11.5 million for the nine months ended September 30, 1997, an increase of $1.2 million, due primarily to increased salary expense ($1.0 million) and increased consulting fees ($0.2 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.4 million for the nine months ended September 30, 1998 and 1997.

Impact of Year 2000

The Company is in the process of reviewing its computer systems and operations to identify and determine the extent to which any systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions, billing, customer service or to engage in similar normal business activities.

The Company is conducting a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. While the comprehensive review is as now not yet complete, the Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems as such systems have generally been recently implemented or upgraded. Additionally, the Company will occupy new executive office facilities in December of 1998 and technology being acquired for that facility will be Year 2000 compliant. The Company's plan for its Year 2000 project includes the following steps: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include, among other things, telecommunications and electrical systems) and systems to be acquired by the Company, (ii) assessing and prioritizing the required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. The Company is in the process of retaining a Year 2000 solution provider as a consultant to assist the Company in its assessment and remediation projects.

In addition to assessing its own systems, the Company has sent questionnaires its vendors and suppliers, including outside service providers and printers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. The Company is in the process of evaluating the responses to these questionnaires. Based upon written responses already received, the Company believes its national wholesale magazine distributor and its subscription fulfillment company will be fully compliant by the end of 1999. Nevertheless, there can be no assurance that problems experienced by external vendors, suppliers and customers will not have a material adverse effect on the Company.

The Company expects to complete all steps of the process described above by June 30, 1999 and further expects that all of its critical computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective contingency plans will be developed or implemented. A failure of the Company's computer systems or the Company's vendors or customers to effectively upgrade their software and systems for the transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

The Company estimates that it will incur costs of between $1.5 million and $2.5 million to become Year 2000 compliance; although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be significantly higher. Costs will be expensed or capitalized as they are incurred. As of September 30, 1998 only nominal expenses have been incurred.

Following the completion of the Company's Year 2000 assessment, the Company plans to determine the nature and extent of any contingency plans that may be required. Even if the Company's assessment is completed without identifying any additional non-compliant systems operated by, or in control of, the Company, or of third parties, the most reasonable likely worst case scenario would be a system failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

Liquidity and Capital Resources

At September 30, 1998, the Company had $6.3 million in cash and cash equivalents, compared to $7.3 million at December 31, 1997. The decrease in cash and cash equivalents during the nine months ended September 30,

1998 resulted from net cash flows provided by operating activities of $0.7 million, cash flows used in investing activities of $0.7 million, and cash flows used in financing activities of $1.0 million.

Cash flows from operating activities

Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $3.9 million for the nine months ended September 30, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 was primarily the result of income from operations for the period and increased accounts payable balances due to timing of payments to vendors, offset by an increase in other assets relating to a security deposit of $1.7 million on new office space that the Company will occupy in December of 1998. Net cash provided by operating activities for the nine months ended September 30, 1997 was primarily the result of the income from operations for the period, decreased paper inventory balances and increase accounts payable balances due to timing of payments to vendors.

Cash flows from investing activities

Cash used in investing activities for capital expenditures was $0.2 million and $0.7 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in capital spending in 1998 is due primarily to leasehold improvements being made to new office space that the Company will occupy in December of 1998.

Cash flows from financing activities

Cash flows used in financing activities were $1.0 million for the nine months ended September 30, 1998 and 1997. Affiliated company investments and advances at September 30, 1998 increased $0.5 million from the December 31, 1997 balance, whereby the Company is owed $1.6 million by GMI as of September 30, 1998. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. On June 30, 1998, the Company received as partial payment of the amount the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Management intends to sell such assets. The reimbursement by GMI, in the amount of $1.6 million, has not been made by November 13, 1998. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At September 30, 1998, the Company has a loan outstanding to the principal shareholder of GMI of $0.9 million. The loan is evidenced by a promissory note, bears interest at 13.25% per annum, and is payable on December 31, 1998.

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

Future outlook

The Company's cash balance at September 30, 1998 was $6.3 million, compared to $7.3 million at December

31, 1997. The Company is obligated to make a $4.2 million interest payment on its Notes on December 31, 1998.

The Company's results from operations were negatively impacted by increased operating expenses in the third quarter of 1998, which resulted in continued net losses to the Company in 1998. While it is difficult to predict future results of operations, it is unlikely that the Company can achieve profitable net income in 1998. Furthermore, under the Indenture, should the Company incur additional losses in the future, such that the Company's tangible net worth (deficiency) declines from the amount at September 30, 1998 of ($78.2) million, below ($81.6) million for two consecutive quarters, the Company would be required to purchase on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Year 2000 problem, third parties respond fully and accurately to the Company's inquires, and that, as to the Company's publications, there are no adverse governmental regulations promulgated that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                            Part II-Other Information

Item 1.                         Legal Proceedings

No change from that reported in the June 30, 1998 Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   General Media, Inc.
                                   (Registrant)


Dated: November 13, 1998           By: /s/ John D. Orlando
                                       ---------------------------------------
                                       Signature

                                   John D. Orlando
                                   Senior Vice President-Chief Financial Officer

                                   (Duly Authorized Officer and
                                   Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Item
-----------       ----

*10.1 Printing Contract between Access Printing and General Media Communications, Inc.

10.2              Agreement of Lease between M393 Associates LLC and General
                  Media, Inc

10.3              Assignment of Lease and Agreement between General Media, Inc.
                  and 277 Park Ave, LLC

27                Financial Data Schedule

----------
* Confidential Treatment has been requested with respect to certain information contained in this exhibit.