Form 10-K
period 1998-12-31
GENERAL MEDIA INC
filed 1999-03-31
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998     Commission File Number: 33-76716

                              GENERAL MEDIA, INC.
                              -------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3750988
               --------                                  ----------
      (State of incorporation)              (IRS Employer Identification No.)

                      11 Penn Plaza, New York, NY  10001.
                      -----------------------------------
                   (Address of principal executive offices)

                                (212) 702-6000
                                --------------
                        (Registrant's telephone number)
                            ---------------------
  Securities registered pursuant to Sections 12(b) or 12(g) of the Act:  NONE
                            ---------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|X| NO|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [N/A]

The aggregate market value of the Registrant's common stock, par value $.01 per share, held by non-affiliates of the Registrant was $0.

As of March 17, 1999, there were 475,000 shares outstanding of the Registrant's common stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                             Location in Form 10-K in Which
              Document                           Document is Incorporated
              --------                           ------------------------

Registration Statement No. 33-76716 on     Part IV, Items 14(a)(3) and 14(c),
 Form S-4, filed with the Securities        to the extent indicated therein.
and Exchange Commission on March 22, 1994.

                             GENERAL MEDIA, INC.
                            FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS
                                                                          Page
                                    PART I                                ----

Item 1.  BUSINESS........................................................... 3
Item 2.  PROPERTIES.........................................................12
Item 3.  LEGAL PROCEEDINGS..................................................12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS............................................................13

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS..................................13
Item 6.  SELECTED FINANCIAL DATA............................................15
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................16
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK ...............................................29
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................29
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................29

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................30
Item 11. EXECUTIVE COMPENSATION.............................................32
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................................35
Item 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.......................................................35

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K................................................36

                                    PART I

Item 1. BUSINESS.

In General

      General Media, Inc. ("General Media"), together with its subsidiaries (General Media and its subsidiaries are collectively referred to as the "Company"), is a publishing and entertainment company engaged in the production and sale of men's magazines, various entertainment products and until March 1999, automotive magazines and an automotive television series.

      On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc.("GMAG") to EMAP Petersen, Inc.("EMAP") for $35 million in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). The sale price is subject to an adjustment to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar for dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1.5 million. The Company expects to realize a gain of approximately $29 million.

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

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including internet subscription services, pay-per-call telephone lines, video cassette products and pay-per-view programming.

      The net revenues, income from continuing operations and identifiable assets attributable to each of the Company's industry segments are presented in
Note 10 to Consolidated Financial Statements included in Part IV, Item 14.

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

      Penthouse Comix: A bi-monthly, adult-theme comic book featuring the creative work of well-known comic artists. The first issue was published in April 1994. Penthouse Comix is available at newsstands and through subscriptions. In April 1995, a second adult-theme comic book, Men's Adventure Comix, began publication, bi-monthly, in alternating months with Penthouse Comix. Men's Adventure Comix discontinued bi-monthly publication in March 1996 and Penthouse Comix was then published 10 times annually and Men's

Adventure Comix was published only twice. In June of 1998 the Company published the final issue of Penthouse Comix and Men's Adventure Comix.

      Circulation.

      In 1998, Penthouse magazine had a domestic average monthly circulation of approximately 1,016,000 copies and the Affiliate Publications had a combined domestic average monthly circulation of approximately 525,000 copies. The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1994 through 1998.

               Penthouse Magazine and the Affiliate Publications
                      Domestic Average Monthly Circulation
                              (Copies in Thousands)


                             Penthouse Magazine                       Affiliate Publications
                   -----------------------------------           ----------------------------------        Total
Year Ended                                                                                                Domestic
December 31,       Newsstand      Subscription     Total         Newsstand     Subscription   Total      Circulation
-----------        ---------      ------------     -----         ---------     ------------   -----      -----------
1994 ......          856             343          1,199             872             53         925         2,124
1995 ......          720             401          1,121             779             64         843         1,964
1996 ......          645             356          1,001             634             58         692         1,693
1997 ......          533             379            912             554             50         604         1,516
1998 ......          578             438          1,016             475             50         525         1,541


      Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 44% of Penthouse's newsstand sales are derived from convenience stores, while approximately 11% and 12 % of such sales are derived from bookstore and newsstand distribution channels, respectively. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 84% for the year ended December 31, 1998.

      The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 17% of total newsstand copies are sold internationally.

      Newsstand revenues for Penthouse magazine and the Affiliate Publications were $41.2 million, $42.0 million and $49.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 39%, 40% and 43% of the Company's net revenues for these periods, respectively.

      In recent years, domestic newsstand circulation for men's magazines has been declining. From 1994 to 1998, Penthouse magazine's and the Affiliate Publications' domestic average monthly newsstand circulation decreased by 39%. This was partially offset by an 8% increase from 1997 to 1998 in newsstand circulation for Penthouse magazine. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, have largely contributed to the overall decrease in circulation.

      This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine's cover price, for example, has steadily increased from $3.00 per issue in 1983 to $5.99 per issue for eight issues and $6.99 per issue for four issues in 1998. The Company regularly price tests its magazines. However, no cover price increases are planned in fiscal 1999.

      While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $23.00 to $46.00 in 1998, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaign, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

      Subscription revenues for Penthouse magazine and the Affiliate Publications were $7.7 million, $7.2 million and $7.9 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 7% of the Company's net revenues for these periods.

      Advertising.

      Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines as approximately 66% of their respective revenues are generated from newsstand sales, while approximately 12% are generated from subscription sales and approximately 20% are generated from advertising. Advertising revenues (excluding affiliated advertising revenues) for Penthouse magazine and the Affiliate Publications were $12.3 million, $12.9 million and $15.8 million for the years ended December 31, 1998, 1997 and 1996, representing approximately 12%, 12% and 14% of the Company's net revenues for these periods, respectively.

      In 1998, Penthouse magazine's advertising pages (excluding affiliated advertising pages) decreased by 5% from the prior year, while advertising revenues (excluding affiliated advertising revenue) decreased by 2%. In 1997, Penthouse magazine's advertising pages decreased by 16% while advertising revenues (excluding affiliated advertising revenue) decreased 17% from 1996.

      Penthouse magazine also includes advertising for the Company's products, primarily its pay-per-call telephone lines, video cassettes, internet products and pay-per-view programming.

      The Food and Drug Administration (the "FDA") issued regulations in August 1996 which prohibits the publication of tobacco advertisements containing drawings, color or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication". An adult publication is one (i) whose readers younger than 18 years of age constitute no more than 15% of total readership, and (ii) is read by fewer than two million persons younger than 18 years of age, in each case as measured by competent and reliable survey evidence. The Company believes that its magazines qualify as adult publications and the regulations do not apply to them. In April 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA does not have the authority under existing law to implement the advertising restrictions contained in the regulation. The FDA appealed the ruling, but the appeal was denied.

     Foreign Edition Licensing

      The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name to publishers in foreign countries. Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 1998, the Company received revenues from licensing agreements with publishers in Australia, Brazil, Bulgaria, Croatia, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Italy, Japan, Korea, Spain, Taiwan, Thailand and the United Kingdom.

      Revenues from licensing of foreign editions were $2.1 million, $2.3 million and $4.9 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 2%, 2% and 4% of the Company's net revenues for these periods, respectively. Revenues for the year ended December 31, 1996 includes $2.0 million received as settlement of litigation involving the Company's licensee in the United Kingdom.

      Automotive Magazines

      The Company published four domestic automotive titles (the "Automotive Magazines") until March 1999, as described below, that had a combined average monthly circulation of approximately 749,000 copies. The Company published them at its offices located in Santa Monica, California and Newburyport, Massachusetts.

      Four Wheeler: a monthly publication that featured the sports truck field and was dedicated to the four-wheel drive enthusiast and industry. Four Wheeler's editorial coverage catered to the technical and lifestyle interests of off-road drivers and their vehicles. Four Wheeler's comprehensive coverage of the light truck field included new product testing, travel and adventure photography, competitive coverage, project-vehicle features and do-it-yourself articles for novice and veteran four-wheelers.

      Stock Car Racing: a monthly publication that featured stock car racing and included articles written by well-known drivers and industry personalities. Stock Car Racing's editorial coverage included articles on the technical side of racing, presented in a form that could help racers learn and fans understand, as well as profiles on racing personalities and reports on important racetracks, series and events.

      Open Wheel: a monthly publication that was devoted entirely to sprint cars, midgets, super modified and "Indy" cars. This special interest publication contained technical articles that were written with a practical, hands-on approach. In addition, Open Wheel published race reports and racing personality profiles.

      Drag Racing Monthly: a monthly publication that was devoted to the drag racing enthusiast. The magazine provided comprehensive coverage of the latest developments in this sport. It appealed to the experienced as well as the novice drag racer who is still sharpening his or her race car driving and building skills.

      Circulation.

      The following table sets forth the circulation for the Automotive
Magazines.

                             Automotive Magazines
                     Domestic Average Monthly Circulation
                             (Copies in Thousands)

Year Ended
December 31,                               Newsstand     Subscription   Total
------------                               ---------     ------------   -----
  1994..............................         222            413          635
  1995..............................         226            426          652
  1996..............................         211            414          625
  1997..............................         210            441          651
  1998..............................         203            546          749


      All the Automotive Magazines were sold at newsstands and through subscriptions. Subscription copies sold as a percentage of total copies sold of the Automotive Magazines were approximately 73% for the year ended December 31, 1998. A twelve-month subscription to one of the Automotive Magazines was typically $15.97. The Company generally obtained new subscribers to the Automotive Magazines, as well as its other magazines, through its own direct mail campaigns and agent-operated direct mail campaigns. The Company recognized revenues from its magazine subscriptions over the term of the subscription. Deferred subscription liabilities remaining at the sale closing date were assumed by EMAP.

      Subscription revenues of the Automotive Magazines were $4.2 million, $3.7 million and $3.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 4% of the Company's net revenues in 1998 and 1997and 3% of the Company's net revenues in 1996. Newsstand revenues of the Automotive Magazines were $4.8 million, $4.7 million and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 5% of the Company's net revenues in 1998 and 1997 and 4% of the Company's net revenues in 1996.

      Advertising.

      Advertising revenues of the Automotive Magazines were $13.8 million, $12.5 million and $11.3 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing approximately 13%, 12% and 10% of the Company's net revenues for these periods, respectively. Advertising revenues were primarily derived from the automobile industry, including automobile manufacturers and distributors of automotive parts and accessories. As compared to 1997, advertising revenues from Automotive Magazines increased 7.3% and advertising pages increased 1.3% in 1998. Additionally, in 1998, advertising revenue of $0.4 million was derived from Four Wheeler Television (which was also purchased by EMAP), a monthly television program produced by the Company which aired on the ESPN 2 television network. Advertising revenues increased 10.5% and advertising pages increased 2.3% in 1997, from the 1996 levels.

     Production, Printing, Newsstand Distribution and Subscription Fulfillment

      The Company employs a staff of professionals that oversees the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to effectively produce and distribute all of its publications. The Company's production system for both graphics and editing is state-of-the-art. Approximately twenty employees produced the Company's eleven magazines with minimal overtime until March 1999. Currently, there are fourteen employees producing the Company's seven remaining titles with minimal overtime.

      In 1998, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements which, after giving effect to an extension and amendment dated July 1997, expire in December 2003. In 1998, Forum and Variations were printed by Access Printing. Should the Company wish to change printers, it is confident that other printers of similar quality could be engaged.

      The domestic newsstand distribution of the Company's magazines is handled by the Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement in effect until termination upon prior notice by either the Company or Curtis Circulation. Curtis Circulation distributes the Company's publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides the Company with other services, including management information and promotional and specialty marketing services. The Company receives a cash advance from Curtis Circulation at the time each issue is released for sale. The Company recognizes revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation based upon the number of magazines actually sold, compared to the estimated number of copies sold that Curtis Circulation used to determine its cash advance. The international newsstand distribution of the Company's magazines is handled by Worldwide Media Services, Inc.

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

      Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. The Company experienced a general postal rate increase of 6% in January 1999. The next postal rate increase has not yet been scheduled.

Products and Services - Entertainment Segment

      The Company's entertainment segment produces and distributes adult-oriented entertainment products, including internet pay services, pay-per-call telephone lines, video cassettes and pay-per-view programming, and also includes the licensing of video cassettes under the Penthouse brand name. Revenues of the entertainment segment were $17.6 million, $16.8 million and $15.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing 17%, 16% and 13% of the Company's net revenues for these periods, respectively.

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

      The Company's 900 number telephone lines are romantic in nature and feature programs where users can listen to computerized conversations, speak with live operators and participate in live one-on-one talk, dating and chat lines. The 900 number telephone calls are billed directly to the caller's telephone number and typically cost between $3.95 and $4.95 per minute. The Company's 800 number telephone lines are explicit and uncensored in nature and include certain live Penthouse party lines and live one-on-one talk, dating and chat lines and typically cost $4.95 per minute. The 800 number telephone calls are billed to credit cards in accordance with the Federal Communications Commission safe harbor provisions, which require that such telephone calls be billed to credit cards to insure that calls are not made by minors. The Company has pay-per-call telephone lines in the United States, United Kingdom, Canada, Germany, Russia, Greece and France.

      The Company develops, produces and distributes products for the domestic and international home video and pay-per-view markets. Since 1990, the Company has produced 67 videos, which have been released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. The videos are also offered for sale through the Company's magazines and through the Penthouse internet site. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements. In April 1997, the Company entered into an agreement with Request Television, whereby the Company's videos are first shown on Request's pay-per-view network prior to retail distribution. Revenues received from the agreement is based upon the number of pay-per-view purchases and was $0.4 million in 1998. In June of 1998, Request Television ceased all business operations. The Company has pursued other Pay-per-view outlets.

      Between 1994 and 1996, the Company released eight CD-ROM interactive products. These products were unprofitable and the Company discontinued this product line in 1997.

      In August 1995, the Company launched a pay service, Penthousemag.com, on the internet. Customers are sold a subscription ranging from one month to one year, at a price of $14.95 - $99.95, as well as a lifetime subscription at a price of $199.95. Revenues received from the sale of subscriptions to the Compnay's internet site are recognized over the term of the subscription. The subscription gives the customer access to adult-oriented photographs via a personal identification number. The personal identification number expires according to the terms of the subscription. The subscriptions are billed to customers' credit cards in accordance with the Federal Communications Commission's safe harbor provision. Penthousemag.com also contains access to Penthouselive.com, which provides paying customers other adult oriented products, such as videos. Penthouselive.com is a joint venture, whereby the content and maintenance of the site is the responsibility of the other venturer and the Company receives 50% of all net revenues from the site. Net revenues from the internet for the years ended December 31, 1998, 1997and 1996 were $11.9 million, $4.7 million and $1.0 million.

Sources and Availability of Raw Materials

      Paper is the primary raw material used in the production of the Company's magazines. The Company uses a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. The Company believes that there are several alternative suppliers in the event of its inability to purchase from its present suppliers.

      The Company experienced significant paper price increases in 1995. As a result, during 1995, the Company implemented certain measures to attempt to partially offset the effect of the paper price increase, including reducing print orders, trim size, paper weight and other production efficiencies. The effect of these measures and the reduction in paper prices throughout 1996, is reflected in lower paper costs in 1997 and 1998.

Trademarks

      The Company's trademarks are essential to the Company's current business operations and future expansion. The trademarks, which are renewable indefinitely, include Penthouse, Forum, Variations, Penthouse Letters, Hot Talk, Girls of Penthouse, Penthouse Comix and Penthouse Max. Until March 1999, the Company's trademarks included Four Wheeler, Open Wheel, Stock Car Racing and Drag Racing Monthly.

Seasonality

      The Company's business is generally not seasonal in nature. Issues of Penthouse magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of the Company's video cassette products may vary based upon the timing of the release of new videos.

Dependence on Customers

      No customer of the Company accounted for more than five percent of the Company's net revenues in 1998, 1997 or 1996, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $2.4 million, $6.0 million and $8.0 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 1998, 1997 and 1996, respectively. These revenues represent 2%, 6% and 7% of the Company's net revenues in 1998, 1997 and 1996, respectively.

Competitors

      Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of Penthouse magazine and the Affiliate Publications are magazines that primarily target a male audience. Other types of media that carry advertising also compete for advertising with the Company's magazines.

      Competition in the internet business comes from many different competitiors. The Company's advantage in this area is the Penthouse Trademark and the low cost of advertisement for its internet service in its own magazines. Few other magazine publishers has either more adult-oriented magazines or a comparable combined circulation for such magazines.

      Competition in the pay-per-call business is generally limited to a few major competitors. The Company's advantage in this area is the low cost of advertisement for such pay-per-call service in its own magazines. Few other magazine publishers has either more adult-oriented magazines or a comparable combined circulation for such magazines.

Employees

      As of March 17, 1999, the Company employed 208 full-time employees, none of whom are members of a union, and 13 part-time employees.

Item 2. PROPERTIES.

      The Company's principal corporate offices for both the publishing and entertainment segments are located in New York City at 11 Penn Plaza. The Company leases office space for its principal corporate offices, the publishing and sales offices of its publishing segment and the production and sales offices of its entertainment segment at various locations, as set forth below.


                                                     Approx.      Lease
                                                     Sq. Ft.      Expiration
Location                 Principal Use               Occupied     Date
--------                 -------------               --------     ----
11 Penn Plaza,           Principal Corporate Offices
New York, New York       Publishing and Sales Office  49,000     May 31, 2009
Chicago, Illinois        Sales Office                    800     March  31, 2002
Newburyport,
Massachusetts            Publishing and Sales Office   3,200     May 15, 1999
Santa Monica, California Production and Sales Office  14,019     April 30, 2000


      The Company has a ten-year seven month lease for its principal corporate offices which commenced on November 1, 1998 and requires annual lease payments of $1.7 million until December 31, 2001 and thereafter of $1.9 million until the expiration of lease. The Company believes that its principal corporate offices are suitable and adequate for its current business operations and that, upon expiration of the lease, it will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

      The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.5 million in 1998 and 1997 and $0.7 million in 1996 for the use of such property. See "Certain Relationships and Related Transactions."

Item 3. LEGAL PROCEEDINGS.

      The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for 1979 through 1985. New York State and New York City have completed audits of GMI's income tax returns for years 1992 and 1993, respectively. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities. Under the terms of a Tax Sharing and Indemnification Agreement among the Company, GMI and the Other GMI Subsidiaries (the "Tax Sharing Agreement"), GMI and the Other GMI Subsidiaries will be liable for any payments due as a result of these audits through fiscal 1993.

      In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Men's Adventure Comix. The complaint alleges RICO violations, breach of contract, trademark and copyright infringement and other charges and demands damages in excess of $20 million. The Company believes that the claim is without merit and has tendered defense of this action to its insurance carrier. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

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

      The Company's subsidiaries are parties to various other pending legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that these proceedings are not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II
                                     -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS.

      As of March 17, 1999, GMI was the sole holder of the 475,000 shares of common stock, $.01 par value per share (the "Common Stock"), of the Company currently issued and outstanding. There is no established public trading market for the Common Stock.

      Holders of shares of Common Stock are entitled to receive dividends out of funds legally available for payment thereof in such amounts per share as may be declared by the Company's Board of Directors, subject to the restrictions contained in an Indenture (the "Indenture"), dated December 21, 1993, which was entered into by the Company and IBJ Whitehall Bank & Trust Company, as trustee, in connection with the issuance of Series A 10 5/8% Senior Secured Notes Due 2000 (the "Series A Notes") in the aggregate principal amount of $85 million in the Private Offering. Pursuant to the Indenture, the Company may not declare a dividend on the Common Stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Company's subsidiaries, however, are permitted to make inter-company dividends on their shares of common stock.

      The Company declared and paid a dividend of $0.4 million in accordance with the terms and conditions of the Indenture in 1998. The Company did not declare any dividend for the fiscal years ended December 31, 1997 and 1996.

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

      The Company also issued in the Private Offering 187,506 common stock purchase warrants (the "Warrants") to purchase an aggregate of 25,000 shares of Common Stock (approximately 5% of the outstanding Common Stock) (the "Warrant Shares"). The Warrants are exercisable for Warrant Shares at an exercise price of $.01 per Warrant Share until December 22, 2000. Under the Warrant Agreement, dated as of December 21, 1993, between the Company and IBJ Whitehall Bank & Trust Company, as warrant agent, the Company is obligated to use its best efforts to register the Warrants and Warrant Shares if it proposes to register any shares of Common Stock under the Securities Act of 1933, upon the request of the holders of such Warrants and Warrant Shares. At any time after December 21, 1998, the holders of the Warrants and Warrant Shares may request that the Company purchase for cash all of their Warrants or Warrant Shares.

Item 6. SELECTED FINANCIAL DATA.


                                          Year Ended December 31,
                                          -----------------------
                               1994       1995       1996      1997      1998
                               ----       ----       ----      ----      ----
                                              ($ in Millions)
Operating Data:
  Net revenue                   $122.2     $120.4     $114.6    $103.8   $105.1
  Operating income (loss)         13.7       (0.3)       8.9       7.4      5.5
  Interest expense, net            9.9        9.8        9.6       9.3      9.4
  Income (loss) from continuing
     operations                    2.0      (10.0)      (1.0)     (1.9)    (3.9)
Other Data:
  Depreciation and amortization   $1.2       $1.6       $1.9      $1.9     $1.8
  Capital expenditures             1.3        4.7        0.4       0.3      2.8
  Ratio of earnings to fixed
    charges                        1.3        0.0        0.9       0.8      0.6
Balance Sheet Data:
  Total assets                   $63.3      $51.5      $45.6     $42.6    $41.9
  Total long-term debt            83.9       79.1       79.3      79.5     79.6
  Total stockholders' deficiency (61.5)     (70.9)     (71.9)    (73.8)   (78.1)


Certain amounts have been retroactively restated to reflect an accounting change from the LIFO to FIFO inventory valuation method in 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler; Stock Car Racing; Open Wheel; and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and pay subscription service on the internet.

      Effective January 1, 1998, the Company changed its presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, whereby income from operations of each business unit excludes corporate administrative expenses. Corporate administrative expenses include executive, legal, human resources, finance and accounting, management information systems and various other expenses. The 1997 and 1996 periods have been restated to conform to the 1998 presentation.

      The Company's revenues were $105.1 million for the year ended December 31, 1998, compared to revenues of $103.8 million for the year ended December 31, 1997, an increase of $1.3 million. Newsstand revenues were $46.2 million and $46.6 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.4 million. Newsstand revenues for Mens Magazines were $41.3 and $42.0 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.7 million. Newsstand revenues from the Automotive Magazines were $4.9 million and $4.6 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.3 million. Advertising revenues were $26.1 million and $25.4 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.7 million. Advertising revenues from Mens Magazines decreased $0.6 million and advertising revenues from Automotive Magazines increased $1.3 million during the period. Subscription revenues were $11.9 million and $10.9 million for the year ended December 31, 1998 and 1997, respectively, an increase of $1.0 million. The increase in subscription revenues is attributable to a $0.5 million increase in subscription revenues from Mens Magazines and an increase of $0.5 million in subscription revenues from Automotive Magazines. Revenues for the Entertainment Segment were $17.6 million and $16.8 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.8 million. Revenues from the Company's video business were $3.3 million and $3.6 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.3 million. Revenues from the Company's pay-per-call business were $2.5 million and $8.5 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $6.0 million. Revenues from the Company's internet business were $11.8 million and $4.7 million for the year ended December 31, 1998 and 1997, respectively, an increase of $7.1 million.

       Income from operations was $5.5 million for the year ended December 31, 1998, compared to $7.4 million for the year ended December 31, 1997. Income from operations was positively impacted by increased revenues, as discussed above, but was more than offset by increased selling, general and administrative expenses associated with increased sales, increased advertising and promotional expenses, increased legal spending and costs associated with the relocation of the Company's corporate offices in December 1998.

      Net non-operating expenses were $9.4 million and $9.3 million for the year ended December 31, 1998 and 1997, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $1.2 million for the year ended December 31, 1998 and 1997.

      Net loss for the year ended December 31, 1998 was ($3.9) million, compared to ($1.9) million for the year ended December 31, 1997, as a result of the above discussed factors.

      The net revenues and income from operations of the Company were as follows:

                                                                     Income
                                             Net Revenue        from operations
                                             -----------        ---------------
                                            Year Ended           Year Ended
                                            December 31,        December 31,
                                            ------------        ------------
                                          1997       1998       1997      1998
                                          ----       ----       ----      ----

Publishing Segment                        $86.9      $87.5      $15.8    $13.8
Entertainment Segment                      16.9       17.6        6.6      9.7
                                         ------     ------      -----    -----
                                         $103.8     $105.1      $22.4    $23.5
Corporate Administrative Expenses            --         --      (15.0)   (18.0)
                                         ------     ------      -----   ------
                                         $103.8     $105.1       $7.4    $ 5.5
                                         ======     ======      =====    =====

Publishing Segment

      The net revenues and income from operations of the Publishing Segment were as follows :

                                                                    Income
                                              Net Revenues      from operations
                                              ------------      ---------------
                                              Year Ended          Year Ended
                                             December 31,        December 31,
                                             ------------        ------------
                                           1997       1998       1997     1998
                                           ----       ----       ----     ----
Penthouse  Magazine and
   the Affiliate Publications            $  63.7   $  62.3   $  10.1   $   9.5
Foreign edition licensing                    2.3       2.1       1.9       1.7
Automotive  Magazines                       20.9      23.1       3.8       2.6
                                         -------   -------   -------   -------
                                         $  86.9   $  87.5   $  15.8   $  13.8
                                         =======   =======   =======   =======

Penthouse Magazine and the Affiliate Publications

      Revenues for Penthouse magazine and the Affiliate Publications were $62.3 million and $63.7 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $1.4 million. Newsstand revenue was $41.3 million and $42.0 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.7 million. Penthouse magazine experienced an 8.5% increase in copies sold. However, the decreased frequency of certain of the Affiliate Publications as well as the discontinued publication of Penthouse Comix more than offset the increased circulation of Penthouse. Advertising revenue was $12.3 million and $12.9 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.6 million. The decrease in advertising revenue is primarily attributable to a 20% decrease in advertising pages sold in the Affiliate Publications during the year ended December 31, 1998, compared to the 1997 period. Subscription revenue was

$7.7 million and $7.2 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.5 million. This increase is attributable to an increase in subscription copies sold, partially offset by decreased revenue per copy.

      Publishing-production, distribution and editorial expenses were $32.8 million and $35.4 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $2.6 million. Paper costs were $12.4 million and $12.8 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.4 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications, as well as fewer issues of certain Affiliate Publications and the discontinued publication of Penthouse Comix, as noted above. These decreases were partially offset by an increased cost per pound of paper. Print costs were $12.2 million for the year ended December 31, 1998, compared to $13.9 million for the year ended December 31, 1997, a decrease of $1.7 million. The decrease is due to the decrease in the number of pages per issue and copies printed of certain publications, fewer issues of certain Affiliate Publications and the discontinued publication of Penthouse Comix, as well as reduced printing costs due to the renegotiation of the Company's printing contracts in the third quarter of 1997. Distribution costs were $4.9 million and $5.2 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.3 million. The decrease is attributable to a decrease in copies being distributed, as noted above. Editorial costs were $3.2 million and $3.5 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.3 million. The decrease is primarily due to lower spending levels in Penthouse magazine and secondarily to the factors noted above.

      Selling, general and administrative expenses were $19.9 million for the year ended December 31, 1998, compared to $18.1 million for the year ended December 31, 1997, an increase of $1.8 million. The increase is primarily attributable to the increase in bad debt expense related to an uncollectible advertising accounts receivable of $2.4 million which arose through billings during the year ended December 31, 1998 in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company has entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. Management believes the termination of the advertising agency will have minimal effect on the results of the Company's future operations.

Foreign Edition Licensing

      Revenues from licensing of foreign editions, which are included in other revenue, were $2.1 million and $2.3 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.2 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

      Selling, general and administrative expenses were $0.4 million for the year ended December 31, 1998 and 1997.

Automotive Magazines

      Revenues for the Automotive Magazines were $23.1 million and $20.9 million for the year ended December 31, 1998 and 1997, respectively, an increase of $2.2 million. Newsstand revenues were $4.9 million and $4.6 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.3 million. The increase is due primarily to increased cover price of Four Wheeler and Stock Car magazines. Advertising revenues were $13.8 million and $12.5 million for the year ended December 31, 1998 and 1997, respectively, an increase of $1.3 million, resulting from an increase in advertising page rates and pages sold, as well as advertising revenue of $0.4 million generated from Four Wheeler Television, which produced its first in a series of 13 cable television shows in February 1998. Subscription revenues were $4.2 million and $3.7 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.5 million due to an increase in subscription copies sold.

      Publishing-production, distribution and editorial expenses were $11.3 million and $10.2 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.9 million. Paper costs were $4.6 million and $3.8 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.8 million. Paper costs increased due to an increase in magazine copies printed, increased pages per copy and an increase in the cost of paper. Print costs were $3.8 million for the year ended December 31, 1998 and 1997. Distribution costs were $2.5 million and $2.1 million for the year ended December 31, 1998 and 1997, respectively, an increase of $0.4 million, due to the increase in copies distributed. Editorial costs were $0.4 million for the year ended December 31, 1998 and 1997. In 1998, there were $0.5 million in production costs related to Four Wheeler television.

      Selling, general and administrative expenses were $8.8 million and $7.0 million for the year ended December 31, 1998 and 1997, respectively, an increase of $1.8 million. The increase is primarily attributable to subscription acquisition spending ($0.7 million), increased salaries, benefits and sales commissions ($0.3 million), increased advertising expense ($0.3 million), increased bad debt expense($0.1 million) and increased subscription fulfillment expense ($0.1 million) related to increased subscription copies distributed during the year ended December 31, 1998, as compared to the year ended December 31, 1997.

Entertainment Segment

      Revenues from the Entertainment Segment were $17.6 million for the year ended December 31, 1998, compared to $16.9 million for the year ended December 31, 1997, an increase of $0.7 million. The Company's video business revenues were $3.3 million for the year ended December 31, 1998 compared to $3.6 million for the year ended December 31, 1997, a decrease of $0.3 million. The decrease is due to a decline in sales through the Company's national wholesale distributor, partially offset by revenue received from the sale of a videocassette featuring a well know television personality, revenues received for a pay-per-view joint venture and increased licensing revenue. Revenues from the Company's pay-per-call business were $2.5 million and $8.5 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $6.0 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues during 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $11.8 million and $4.7 million for the year ended December 31, 1998 and 1997, respectively, an increase of $7.1 million. Internet revenues increased due to increased revenues received from the sale of subscriptions to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from an arrangement whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

      Direct costs were $2.2 million for the year ended December 31, 1998, compared to $6.4 million for the year ended December 31, 1997, a decrease of $4.2 million. The decrease is due primarily to the change in service bureaus processing the Company's pay-per-call business, as discussed above. Additionally, in 1997 the Company incurred $0.5 million in costs related to the production of a feature motion picture.

      Selling, general and administrative expenses were $5.7 million and $3.8 million for the year ended December 31, 1998 and December 31, 1997, respectively, an increase of $1.9 million. The increase is due primarily to higher computer processing, personnel and commission expense relating to the internet business increased revenues, partially offset by lower promotional spending related to the video division.

Corporate Administrative Expense

      Corporate administrative expenses includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $18.0 million for the year ended December 31, 1998, compared to $15.0 million for the year ended December 31, 1997, an increase of $3.0 million. The Company relocated its corporate offices in December 1998 and incurred costs related to the relocation of $1.0 million. In addition, the increase is due to increased salary and benefits expense ($1.1 million), increased consulting fees ($0.3 million) and increased legal expense($0.5 million).

Rent Expense From Affiliated Companies

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.5 million for the year ended December 31, 1998 and 1997.

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

      The net revenues and income (loss) from operations of the Company were as follows ($ in millions):

                                                                   Income (loss)
                                             Net Revenues        from operations
                                             ------------        ---------------
                                              Year Ended            Year Ended
                                             December 31,          December 31,
                                             ------------          ------------

                                           1996       1997        1996    1997
                                           ----       ----        ----    ----
Publishing segment                         $99.5      $86.9      $20.9    $15.8
Entertainment segment                       15.1       16.9        3.9      6.6
                                            ----       ----        ---    -----
                                          $114.6      $103.8     $24.8    $22.4
Corporate Administrative Expenses                                (15.9)   (15.0)
                                          ------      ------      -----   ------
                                          $114.6      $103.8      $8.9     $7.4
                                          ======      ======      =====   ======

Publishing Segment

      The net revenues and income (loss) from operations of the Publishing Segment were as follows ($ in millions) :

                                                              Income (loss)
                                         Net Revenue         from operations
                                         -----------         ---------------
                                         Year Ended            Year Ended
                                         December 31,         December 31,
                                         ------------         ------------
                                       1996       1997       1996      1997
                                       ----       ----       ----      ----
Penthouse Magazine and
   the Affiliate Publications          $75.0      $63.7      $13.0    $10.1
Foreign edition licensing                4.9        2.3        4.5      1.9
Automotive Magazines                    19.6       20.9        3.4      3.8
                                       -----      -----      -----    -----
                                       $99.5      $86.9      $20.9    $15.8
                                       =====      ======     =====    =====

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

      Selling, general and administrative expenses were $18.1 million for the year ended December 31, 1997, compared to $20.4 million for the year ended December 31, 1996, a decrease of $2.3 million. The decrease is primarily attributable to lower salaries ($0.4 million), lower retail display allowance costs associated with lower newsstand circulation ($0.9 million), lower advertising expenses ($0.8 million) and lower commission expenses related to lower advertising sales ($0.3 million). These decreases were partially offset by an increase in promotional spending ($0.3 million).

Foreign Edition Licensing

      Revenues from foreign edition licensing were $2.3 million for the year ended December 31, 1997, compared to $4.9 million for the year ended December 31, 1996, a decrease of $2.6 million. The decrease is primarily the result of a $2.0 million litigation settlement in October 1996, which was in settlement of a dispute with a former licensee of the United Kingdom edition of Penthouse magazine. Additional revenue decreases were due primarily to the loss of the South African licensee of Penthouse magazine and reduced revenues from several other licensees. Selling, general and administrative expenses were $0.4 million for the years ended December 31, 1997 and 1996.

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

      Publishing-production, distribution and editorial expenses were $10.2 million for the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996, a decrease of $0.2 million. Paper costs were $3.8 million for the year ended December 31, 1997, compared to $4.4 million for the year ended December 31, 1996, a decrease of $0.6 million. The decrease in paper costs in 1997 is primarily attributable to decreased cost of paper, offset by an increase in the number of magazines printed and page per copy printed in 1997, as compared to 1996. Print costs were $3.8 million for the years ended December 31, 1997 and 1996. Distribution costs were $2.1 million and $1.9 million for the years ended December 31, 1997 and 1996, respectively, an increase of $0.2 million, due primarily to more copies being distributed and more pages per copy printed. Editorial and art costs were $0.3 million for the years ended December 31, 1997 and 1996.

      Selling, general and administrative expenses were $7.0 million for the year ended December 31, 1997, compared to $5.7 million for the year ended December 31, 1996, an increase of $1.3 million. The increase is primarily attributable to increased salaries ($0.3 million), increased commission expense associated with increased advertising revenues ($0.1 million), increased subscription fulfillment expense ($0.2 million) and increased subscription spending ($0.4 million) in 1997.

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

      Selling, general and administrative expenses were $3.8 million for the year ended December 31,1997, compared to $3.2 million for the year ended December 31, 1996, an increase of $0.6 million. The increase is attributable to increased expenses related to the new video licencing agreements referred to above and computer processing fees and consulting fees related to the higher levels of revenues from the internet business.

Corporate Administrative Expense

      Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems, costs related to the operation the corporate and executive offices and various other expenses. Corporate administrative expenses were $15.0 million for the year ended December 31, 1997, compared to $15.9 million for the year ended December 31, 1996, a decrease of $0.9 million. The decrease is due primarily to decreased legal fees in 1997.

Rent Expense From Affiliated Companies

      Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's corporate and executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.5 million for the year ended December 31, 1997, compared to $0.7 million for the year ended December 31, 1996, a decrease of $0.2 million

Impact of Year 2000

      The Company has reviewed its computer systems and operations to identify and determine the extent to which any significant systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem and has been remediating non-compliant systems. The Year 2000 problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions of operations including, among other things, a temporary inability to process transactions, billing, customer service or to engage in similar normal business activities.

      The Company has conducted a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company has completed the comprehensive review and is remediating non-compliant systems it has identified. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer infrastructure as such infrastructure has generally been recently implemented or upgraded. Additionally, the Company has taken occupancy of new corporate office facilities in December 1998 and technology acquired for that facility is Year 2000 compliant. The Company's plan for its Year 2000 project includes the following steps: (i)conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include, among other things, telecommunications and electrical systems) and systems to be acquired by the Company, (ii) assessing and prioritizing the required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance.

      In addition to assessing its own systems, the Company has sent questionnaires to its vendors and suppliers, including outside service providers and printers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. The Company has evaluated the responses to these questionnaires. Based upon written responses the Company believes its national wholesale magazine distributor, its subscription fulfillment company and all major printers, vendors and suppliers will be fully compliant by the end of 1999. Nevertheless, there can be no assurance that problems experienced by external vendors, suppliers and customers will not have a material adverse effect on the Company.

      The Company expects to complete all steps of the process described above by September 30, 1999 and further expects that all of its critical computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective contingency plans will be developed or implemented. A failure of the Company's computer systems or the Company's vendors or customers to effectively upgrade their software and systems for the transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

      The Company estimates that it will incur costs of between $1.0 million and $1.5 million to become Year 2000 compliant (this estimate has been revised downward in light of the recent sale of the Automotive Magazines); although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be higher. Costs will be expensed or capitalized, as appropriate, as they are incurred. As of March 1999 approximately $0.7 million of such costs had already been incurred.

      While the Company has completed its Year 2000 assessment, it has not yet determined the nature and extent of any contingency plans that may be required. Even if the Company's plan to become Year 2000 compliant is completed and all systems operated by, or in control of, the Company are properly remediated, the most reasonable likely worst case scenario would be a system failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

                        LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had $ 6.4 million in cash and cash equivalents, compared to $7.3 million at December 31, 1997. The decrease in cash and cash equivalents during the year ended December 31, 1998 resulted from net cash flows provided by operating activities of $2.4 million, net cash flows used in investing activities of $1.9 million and net cash flows used in financing activities of $1.4 million.

Cash flows from operating activities

      Net cash provided by operating activities was $2.4 million for the year ended December 31, 1998, compared to net cash provided by operating activities of $1.7 million for the year ended December 31, 1997. Net cash provided from operating activities in 1998 was primarily the result of the increase of $3.4 million in accounts payable and accrued expenses due to the timing of payments to vendors. Of this amount, $1.5 million relates to the relocation of the Company's corporate office in December 1998. Additionally, accrued expenses and deferred revenues directly related to the increased revenue in the Company's internet business increased $2.7 million. Net cash provided by operating activities for the year ended December 31, 1997 was primarily a result of the reduction of paper and film and programming cost inventory, decreased accounts receivable and increased deferred subscription revenue due in part to increased subscription acquisition spending during the year ended December 31, 1997. The decrease in accounts receivable in 1997 was the result of the sale of an accounts receivable balance due from a customer totaling $2.2 million.

Cash flows from investing activities

      Cash used in investing activities for the year ended December 31, 1998 was $1.9 million, compared to cash used in investing activities of $1.0 million for the year ended December 31, 1997. The cash used in investing activities in 1998 was primarily due to the purchase of fixed assets and leasehold improvements related to the Company's relocation to new corporate offices in December of 1998. The Company expended $2.7 million, however it was reimbursed $1.1 million by its new landlord for renovations. Additionally, the cash used in investing activities in 1998, includes an increase of $0.2 million in its loan to GMI's principal shareholder. The cash used in investing activities in 1997, includes a $0.7 million loan to GMI's principal shareholder and $0.3 million in capital expenditures.

Cash flows from financing activities

      Cash flows used in financing activities were $1.4 million and $0.5 million for the years ended December 31, 1998 and 1997, respectively. Cash flows used in financing activities in 1998 related to affiliated company investments and advances and cash dividends paid. Cash flows used in financing activities in 1997 related to affiliated company investments and advances.

      Affiliated company investments and advances at December 31, 1998 increased $1.0 million from the December 31, 1997 balance, whereby the Company is owed $2.1 million by GMI as of December 31, 1998. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with

GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In June 1998, the Company received as partial payment of the amount the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Management intends to sell such assets. The reimbursement by GMI, in the amount of $2.1 million, has not been made by March 17, 1999. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At December 31, 1998, the Company has a loan outstanding to the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 1999.

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


Future outlook

      The Company's revenues increased in 1998, however the Company's results from operations were negatively impacted by increased operating expenses in the second half of 1998, which resulted in continued net losses to the Company in 1998. While it is difficult to predict future results of operations, it is unlikely that the Company can achieve profitable net income in 1999 from continuing operations. However, the Company does expect the entertainment segment will contribute increased profitability in 1999, due to continued growth of the Company's internet pay subscription service. Furthermore, under the Indenture, should the Company incur additional losses in the future such that the Company's tangible net worth (deficiency) declines from the amount at December 31, 1998 of ($80.6) million to below ($81.6) million for two consecutive quarters, the Company would be required to purchase, on the last day of the next following fiscal quarter, ten percent of the principal amount of the Notes then outstanding at a price of 101% of the principal amount thereof. In light of the approximately $29 million gain on sale described below, the Company's net deficiency would have improved to approximately ($52.0) million had the transaction occured at December 31, 1998.

      On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc.("GMAG") to EMAP Petersen, Inc.("EMAP") for $35 million in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price is subject to an adjustment to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar for dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1.5 million. The Company expects a gain of approximately $29 million on the sale.

      Under the Indenture, the Company has 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds are not so applied, the remaining amount are deemed excess proceeds. Should the excess proceeds exceed $5 million, the Company is required to make an offer to all note holders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds. The Company is currently in negotiations with its note holders and intends to purchase a substantial portion of its outstanding notes upon successful completion of negotiations. If such a purchase of the notes is consummated the amount of cash required to pay semiannual interest payments will be substantially reduced.

      The Company's cash balance at December 31, 1998 was $6.4 million. The Company has $4.2 million semiannual interest payment due on June 30, 1999, subject to decrease pending successful purchase of outstanding notes as discussed above. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

                           Forward-Looking Statements

      In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Year 2000 problem, third parties respond fully and accurately to the Company's inquiries, and that, as to the Company's publications, there are no adverse governmental regulations promulgated that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                         Change in Accounting Principle

      In 1997, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the Company's consolidated financial statements for 1996. The effect of the restatement was to decrease 1997 net loss by $178,000 and increase 1996 net loss by $499,000.

                   New Authoritative Accounting Pronouncement

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS No. 13"), "Disclosures About Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14 replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the results of operations or financial position but did affect the disclosure about segment information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

      Interest Rates-As of December 31, 1998, the Company had debt of $79.6 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

      Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See page F-1 for a listing of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors of the Company serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of the Company at March 31, 1999.

                                                           Date       Date
                                                          Elected   Elected to
                               Positions Presently Held     as      Present
Name                    Age       with the Registrant    Director    Office
---------------------   ---   -------------------------- -------    --------

Robert C. Guccione      68    Director, Chairman of the    1993      1993
                              Board, Publisher

Nina Guccione           39    Director, Executive Vice     1997      1998
                              President, President-
                              New Media, Secretary

John D. Orlando         44    Director, Senior Vice        1999      1998
                              President, Chief
                              Financial Officer and
                              Treasurer

Laurence B. Sutter      57    Senior Vice President,        --       1997
                              General Counsel,
                              Assistant Secretary

William F. Marlieb      70    Director                     1993       --

John L. Decker          62    Director                     1993       --

Phyllis Schwebel        71    Director                     1993       --

The business experience for the last 5 years of the current directors and executive officers of the Company and those individuals who were directors or executive officers during 1998 is presented below.

Robert C. Guccione has been a Director, Chairman of the Board and Publisher of the Company, since 1993 and prior to January, 1998 was also Chief Executive Officer of the Company. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper.

Robert H. Altman was a Director, President and Chief Executive Officer of the Company from January 1998 until December 1998. Prior to joining the Company, Mr. Altman was a partner in the law firm of Bryan Cave LLP from June 1995 to December 1997. From 1990 to 1995, Mr. Altman was a partner in the law firm of Holtzman, Wise & Sheperd.

Patrick J. Gavin was a Director, Executive Vice President and Chief Operating Officer of the Company from February 1998 until March 1999. Prior to the appointment to those positions, Mr. Gavin was Executive Vice President- Chief Financial Officer and Treasurer of the Company or its affiliates since 1990. Mr. Gavin received his B.S. in Management and an M.B.A. from St. John's University.

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

John D. Orlando has been the Senior Vice President-Chief Financial Officer and Treasurer of the Company since August 1998 and a Director since March 1999. Prior to joining the Company, Mr. Orlando was the President of Konica Environmental Products Division of Konica Graphic Imaging International, Inc. (Konica) from 1997 to 1998 and was the Senior Vice President-Chief Financial Officer-Treasurer and Secretary of Konica from 1987 to 1997. Mr. Orlando is a certified public accountant.

James M. Follo was Vice President- Chief Financial Officer and Treasurer of the Company from February 1998 until June 1998 . Prior to appointment to those positions, Mr. Follo was Vice President-Financial Operations of the Company since January 1994. Prior to joining the Company, Mr. Follo was Senior Audit Manager with the accounting firm of Grant Thornton, where he was employed from 1984 to 1994. Mr Follo is a certified public accountant.

Laurence B. Sutter has been a Senior Vice President, General Counsel and Assistant Secretary of the Company, since January 1997. Prior to his appointment to his current position, Mr. Sutter was Associate Counsel/Publications and Assistant Secretary. Mr. Sutter has been employed by the Company or its affiliates since 1982. Mr. Sutter has been a practicing attorney since 1977.

William F. Marlieb is a Director of the Company. Mr. Marlieb was President/Marketing, Sales and Circulation of the Company until his retirement in April 1997. He has been associated with the Company or its affiliates for 24 years. Prior to joining an affiliated company in 1973, he was President of Tilley Marlieb Advertising, Inc. Mr. Marlieb is a past President and Chairman of the Advertising Club of New York.

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

Item 11. EXECUTIVE COMPENSATION.

      The following table summarizes the compensation for services rendered to the Company during fiscal years 1996, 1997 and 1998 by (I) the Company's Principal Executive Officer*, Robert C. Guccione, and (ii) each of the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under S.E.C. rules. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione and Ms. Keeton) and the Expense Allocation Agreement and employment agreements (for all other such officers). See "Certain Relationships and Related Transactions."

-----------

*Mr. Guccione was Chief Executive Officer during 1996 and 1997 and currently functions as principal executive officer. During 1998, Mr. Robert Altman was Chief Executive Officer.

Name and Principal Position            Annual Compensation
-------------------------------   ------------------------------------------
                                    Year    Salary(1)    Bonus(5)  Other (3)
                                  --------  ----------   -------  ----------
Robert C. Guccione                  1998    $ 1,530,000  $450,000  $ 704,740
  Chairman and Publisher and        1997    $ 1,530,000            $ 233,855
  Principal Executive Officer       1996    $ 1,615,500            $ 120,886

Nina Guccione                       1998    $   176,716
  Executive Vice President
  President New Media

Kathryn Keeton Guccione (2)         1997    $  347,114             $ 233,855
  Vice Chairman                     1996    $  475,000             $ 120,886

Robert H. Altman                    1998     $ 370,828   $142,500
   President and Chief Executive
   Officer (1998 only)

Eugene Boffa, Jr.(4)                1998     $ 292,370
  President and Chief Operating     1997     $ 398,739
  Officer                           1996     $ 286,000

Patrick J. Gavin                    1998    $  345,838
  Executive Vice President,         1997    $  347,949
  Chief Financial Officer and       1996    $  345,838
  Treasurer

Lawrence B. Sutter                  1998    $  151,095
   Senior Vice President,           1997    $  148,575
   and Assistant Secretary          1996    $  137,247

(1) Executive officer compensation is determined pursuant to the allocation provisions of the Properties and Salary Allocation Agreement and the Expense Allocation Agreement referred to above. The allocations were approved by the nonemployee members of the Board of Directors of the Company. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions" and "Certain Relationships and Related Transactions."


(2) Deceased as of September 1997.

(3) Other compensation represents life insurance premiums paid on behalf of Mr. and Mrs. Guccione, under split dollar policy arrangements. In 1997 and 1996, one-half of the total premium paid is allocated above to each of Mr.
    and Mrs. Guccione.

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

Compensation Committee Interlock and Insider Participation in Compensation Decisions

      During 1998, two non-employee directors, Mr. Decker and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee. Mr. Avrett (who died in August 1997) was the Chairman of the Board and a principal of the firm Avrett, Free and Ginsberg which provides advertising services to the Company. The Company paid Avrett, Free and Ginsberg approximately $ 0.5 million and $1.2 million for such services in 1997 and 1996 respectively. See "Certain Relationships and Related Transactions."

      The salaries of Mr. Guccione, Ms. Keeton and Ms. Guccione are determined and paid by GMI. The Non-employee Members reviewed and approved the reimbursement of GMI by the Company in an amount equal to the portion of the salaries of Mr. Guccione and Ms. Keeton allocated to the Company pursuant to the Properties and Salaries Allocations Agreement. In addition, the Non-employee Members reviewed and approved the expenses allocated to the Company for its use of the Townhouse pursuant to the Properties and Salary Allocation Agreement. See "Certain Relationships and Related Transactions."

Retirement Savings Plan

        The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $10,000 in 1998. Participant's accounts are credited with the participant's contribution and an allocation of (a) GMI's contribution, if any, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 1998, Messrs. Guccione, Gavin, and Marlieb were 100% vested in profit sharing contributions. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Transactions." The Company did not make any contributions to the Plan in fiscal years 1996, 1997 and 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        All of the issued and outstanding Common Stock of the Company is owned by GMI. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 17, 1999.

                                      GMI             Shares         Percent
Name and Address                 Common Stock(1) Beneficially Owned  of Class
-----------------------         ---------------  ------------------  --------

Robert C. Guccione                  Class A             6.67          66.7%
16 East 67th Street                 Class B             0.00           0.0
New York, New York  10022

Robert C. Guccione Family           Class A             3.33           33.3
Trust No. 1                         Class B             1.62          100.0

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amounts of approximately $0.5 million in 1998 and 1997 and $0.7 million during 1996, for the use of the Townhouse for Company purposes. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

      The Properties and Salary Allocation Agreement also provides that the salaries of Mr. Guccione and Ms. Keeton are determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salaries based upon an allocation of the relative business time spent by Mr. Guccione and Ms. Keeton on GMI related business and on Company related business. In 1998, 1997 and 1996, the Company reimbursed GMI in the amounts of approximately $2.0 million , $1.9 million and $2.1 million, respectively, for the allocable amount of Mr. Guccione's and Ms. Keeton's salaries.

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

      The Company, GMI and the Other GMI Subsidiaries also have entered into an Expense Allocation Agreement, which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for the Company's principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione), data processing, accounting, production and sales support and administrative personnel. The Company pays such combined expenses and allocates to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of the Company solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit.

      In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. The loan was in consideration of Mr. Guccione personally guaranteeing all material obligations of the Company under the agreement. Payment on the loan may be demanded, with interest at 9% per annum, no earlier than December 31, 2001. If the note is repaid in full prior to June 30, 2001, the unpaid principal amount of the loan is reduced by $500,000.

      At December 31, 1998, the Company had a $1.0 million loan receivable from Mr. Guccione, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 1999.

      At December 31, 1998, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione. Such loan bears no interest, is due on demand and is personally guaranteed by Mr. Guccione.

      In 1996, the Company sold advertising pages in several of its publications to a Company which is owned by Mr. Marlieb, a director and officer of the Company. The amounts charged by the Company for the advertising pages was $81,555 in 1996, which was the average rate paid by all non-affiliated advertisers in each issue in which the advertising appeared.

      The Company utilizes the services of Avrett, Free & Ginsberg, an advertising agency. Such agency provides for the design and placement of media advertising. Mr. Jack Avrett, a director of the Company until his death in August 1997, was a principal of such firm. The Company paid Avrett, Free & Ginsberg approximately $0.2, $ 0.5 and $1.2 million for advertising services in 1998, 1997 and 1996, respectively.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are being filed as part of this Report:

      (1) See page F-1 for a listing of consolidated financial statements.

      (2) See page F-1 for a listing of financial statement schedules.

      (3) Exhibits:


            Exhibit
               No.      Description
             ------     -----------
              *3.1 --   Certificate of Incorporation of the Company, filed with
                        the Secretary of State of Delaware on November 9, 1993.

            Exhibit
               No.      Description
             ------     -----------
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

             *10.7 -- Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

             *10.8 -- Properties and Salary Allocation Agreement, dated December 21, 1993, among the Company, GMI and Locusts on the Hudson River Corp.

           Exhibit
               No.      Description
             ------     -----------
             *10.9 --   Expense Allocation Agreement, dated December 21, 1993,
                        among the Company, GMI and the Other GMI Subsidiaries.

             *10.10-- Tax Sharing and Indemnification Agreement, dated December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

             *10.11-- Employment Agreement, dated as of January 1, 1994, between the Company and William F. Marlieb.**

             *10.12-- Employment Agreement, dated as of January 1, 1994, between the Company and Patrick J. Gavin.**

             +10.14-- Circulation Subscription Fulfillment Services Agreement, dated September 15, 1994, between Palm Coast Data, Ltd., Penthouse International, Ltd., Omni Publications International, Ltd., Longevity International, Ltd., Four Wheeler Publishing, Ltd., Stock Car Racing Publications, Inc., Open Wheel Publications, Inc., Super Stock Publications, Inc., Forum International, Ltd. and Variations Publishing International, Ltd.; Amendment, dated September 16, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

              10.15-- Employment Agreement, dated December 17, 1997, between the Company and Robert H. Altman.** (incorporated by reference to Exhibit 10.15 on the Company's Annual Report on Form 10-K for the year ended December 31,
                        1997).

              10.16-- Retirement Agreement, effective April 4, 1997, between the Company and William F. Marlieb.**(incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
                        1997).

             +10.17-- Amendment and Extension by and among R.R. Donnelly & Sons and General Media International, Inc., General Media, Inc., General Media Communications, Inc. And General Media Automotive Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1997).

             +10.18-- Printing Contract between Access Printing and General Media Communications, Inc. (incorporated by reference to
                        Exhibit 10.1 to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 1998).

              10.19-- Agreement of Lease between M393 Associates LLC and General Media, Inc. (incorporated by reference to
                        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

              10.20-- Assignment of Lease and Agreement between General Media, Inc. and 277 Park Ave, LLC (incorporated by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

              10.21-- Asset Sale and Purchase Agreement between EMAP Petersen, Inc. and General Media Automotive Group, Inc. Dated as of February 9, 1999 (incorporated by reference to exhibit 10.21 to the Company's Current Report on Form 8-K dated March 2, 1999).

              12.1 --   Computation of ratio of earnings to fixed charges.

              18.1 --   Letter on change in accounting principle.

           Exhibit
               No.      Description
             ------     -----------
              21.1 --   Subsidiaries of the Company.

                27 --   Financial Data Schedule.

----------
* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.

** Compensatory arrangement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

(c)         Exhibits:

            See paragraph (a)(3) above for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

(d) Financial Statement Schedules:

            See page F-1 for a listing of financial statement schedules filed as part of this Form 10-K.

                      General Media, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                    F-2

Financial Statements

      Consolidated Balance Sheets, December 31, 1997 and 1998         F-3 - F-4

      Consolidated Statements of Operations For the Years
         Ended December 31, 1996, 1997 and 1998                       F-5

      Consolidated Statement of Stockholder Deficiency
         For the Years Ended December 31, 1996, 1997
         and 1998                                                     F-6

      Consolidated Statements of Cash Flows For the Years
         Ended December 31, 1996, 1997 and 1998                       F-7 - F-8

      Notes to Consolidated Financial Statements                      F-9 - F-24


Report of Independent Certified Public Accountants
    on Schedule                                                       S-1

       Schedule II -  Valuation and Qualifying Accounts               S-2

All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    General Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
GRANT THORNTON LLP


New York, New York
March 9, 1999

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)

                                   ASSETS                 1997           1998
                                                          ----           ----
CURRENT ASSETS
    Cash and cash equivalents                           $  7,308        $  6,432
    Accounts receivable, net of allowance for
       doubtful accounts of $951 in 1997 and
       $918 in 1998                                        9,177           9,083
    Inventories                                            5,097           4,658
    Prepaid expenses and other current
      assets                                               3,580           3,378
    Due from affiliated companies                          1,148           2,143
    Loan to shareholder                                      732             985
                                                        --------        --------

             Total current assets                         27,042          26,679

PROPERTY AND EQUIPMENT - AT COST,
    net of accumulated depreciation and amortization       3,793           3,743

OTHER ASSETS
    Intangible assets, net                                 3,194           2,577
    Deferred subscription acquisition costs, net           3,075           3,041
    Deferred debt issuance costs, net                      2,988           1,998
    Loan to affiliated company                             1,086           1,086
    Rent security deposits                                   766           1,866
    Other                                                    683             958
                                                        --------        --------
                                                          11,792          11,526
                                                        --------        --------
                                                        $ 42,627        $ 41,948
                                                        ========        ========

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)

                   LIABILITIES AND STOCKHOLDER DEFICIENCY         1997                    1998
                                                                  ----                    ----

CURRENT LIABILITIES
    Accounts payable                                              $ 13,909                $ 16,538
    Accrued retail display allowances                                2,849                   2,242
    Deferred subscription revenues                                  11,748                  11,729
    Deferred revenue                                                                         1,800
    Other liabilities and accrued expenses                           1,583                   2,930
    Income taxes payable                                               372                     254
                                                                 ---------               ---------

           Total current liabilities                                30,461                  35,493

SENIOR SECURED NOTES                                                79,467                  79,645

UNEARNED REVENUE                                                     4,699                   3,089

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                  1,791                   1,791

STOCKHOLDER DEFICIENCY
    Common stock, $.01 par value; authorized, 1,000,000
       shares; issued and outstanding, 475,000 shares                    5                       5
    Capital in excess of par value                                   1,418                   1,418
    Accumulated deficit                                            (75,214)                (79,493)
                                                                 ---------               ---------

                                                                   (73,791)                (78,070)
                                                                 ---------               ---------

                                                                 $  42,627               $  41,948
                                                                 =========               =========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                             (amounts in thousands)

                                                                       1996                    1997                 1998
                                                                     ---------               ---------            ------
                                                              (Restated - Note 3)
Net revenues
    Publishing
      Newsstand                                                     $  54,114                $  46,635            $  46,179
      Advertising                                                      27,068                   25,372               26,061
      Subscription                                                     11,558                   10,895               11,881
      Other                                                             6,826                    4,016                3,382
    Entertainment                                                      15,056                   16,842               17,647
                                                                    ---------                ---------            ---------
                                                                      114,622                  103,760              105,150
                                                                    ---------                ---------            ---------

Operating costs and expenses
    Publishing - production, distribution and
      editorial                                                        52,189                   45,586               44,095
    Entertainment - direct costs                                        7,947                    6,363                2,672
    Selling, general and administrative                                42,999                   41,998               50,523
    Rent expense from affiliated companies                                723                      548                  523
    Depreciation and amortization                                       1,877                    1,873                1,815
                                                                    ---------                ---------            ---------
         Total operating costs and expenses                           105,735                   96,368               99,628
                                                                    ---------                ---------            ---------
         Income from operations                                         8,887                    7,392                5,522

Other income (expense)
    Interest expense                                                   (9,907)                  (9,918)              (9,918)
    Interest income                                                       319                      611                  517
                                                                    ---------                ---------            ---------

         Loss from operations before income
           taxes                                                         (701)                  (1,915)              (3,879)

Provision for income taxes                                                327
                                                                    ---------                ---------            ---------
         NET LOSS                                                   $  (1,028)               $  (1,915)           $  (3,879)
                                                                    =========                =========            =========


The accompanying notes are an integral part of these statements.

                General Media, Inc. and Subsidiaries

          CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

            Years ended December 31, 1996, 1997 and 1998
                       (amounts in thousands)

                                                                         Capital in
                                                          Common          excess of         Accumulated
                                                           stock          par value           deficit               Total
                                                           -----          ---------           -------               -----
Balance - January 1, 1996 (Restated -
    Note 3)                                                  $5             $1,418            $(72,271)            $(70,848)

Net loss for the year                                                                           (1,028)              (1,028)
                                                             --             ------            --------             --------

Balance - December 31, 1996                                   5              1,418             (73,299)             (71,876)

Net loss for the year                                                                           (1,915)              (1,915)
                                                             --             ------            --------             --------

Balance - December 31, 1997                                   5              1,418             (75,214)             (73,791)

Net loss for the year                                                                           (3,879)              (3,879)
Less cash dividend paid                                                                           (400)                (400)
                                                             --             ------            --------             --------

Balance - December 31, 1998                                  $5             $1,418            $(79,493)            $(78,070)
                                                             ==             ======            ========             ========


The accompanying notes are an integral part of this statement.

                General Media, Inc. and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Year ended December 31,
                       (amounts in thousands)

                                                                       1996                   1997                1998
                                                                     ---------              ---------           --------
                                                              (Restated - Note 3)
Cash flows from operating activities
    Net loss                                                          $(1,028)               $(1,915)             $(3,879)
                                                                      -------                -------              -------
    Adjustments to reconcile net loss to net cash
      provided by operating activities
        Depreciation and amortization                                   1,877                  1,873                1,815
        Amortization of bond costs                                      1,168                  1,166                1,168
        Amortization of unearned revenue                               (1,230)                (1,461)              (1,610)
        Loss from disposal of property and
            equipment                                                                                                 725
        Changes in operating assets and liabilities
          Accounts receivable                                           1,610                  2,574                   94
          Inventories                                                   3,096                    866                  439
          Other current assets                                            751                   (888)                 202
          Other assets                                                   (112)                  (709)              (1,564)
          Accounts payable and accrued expenses                          (376)                  (300)               3,366
          Income taxes payable                                            327                   (305)                (118)
          Deferred subscription revenue                                (3,265)                   834                  (19)
          Deferred revenue                                                                                          1,800
                                                                      -------                -------              -------
                                                                        3,846                  3,650                6,298
                                                                      -------                -------              -------
         Net cash provided by operating
             activities                                                 2,818                  1,735                2,419
                                                                      -------                -------              -------
Cash flows from investing activities
    Capital expenditures                                                 (383)                  (335)              (2,752)
    Proceeds from office relocation                                                                                 1,105
    Loan to shareholder                                                                         (732)                (253)
                                                                      -------                -------              -------

         Net cash used in investing activities                           (383)                (1,067)              (1,900)
                                                                      -------                -------              -------


                General Media, Inc. and Subsidiaries

                      Year ended December 31,
                       (amounts in thousands)

                                                                       1996                   1997                1998
                                                                     ---------              ---------           --------
                                                              (Restated - Note 3)
Cash flows from financing activities
    Advance to affiliated companies                                                         $   (524)             $(1,465)
    Repayments from affiliated companies                             $    349                                         470
    Dividends paid                                                                                                   (400)
                                                                     --------               --------              -------

         Net cash provided by (used in) financing
           activities                                                     349                   (524)              (1,395)
                                                                     --------               --------              -------

         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                       2,784                    144                 (876)

Cash and cash equivalents at beginning of year                          4,380                  7,164                7,308
                                                                     --------               --------              -------

Cash and cash equivalents at end of year                              $ 7,164                $ 7,308              $ 6,432
                                                                      =======                =======              =======


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

      General Media, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of General Media International, Inc. ("GMI"), is a multimedia company focused primarily on the adult and automotive enthusiast marketplace. The Company's principal businesses are magazine publishing and adult entertainment. Operating profits of the Publishing and Entertainment segments were $13.8 million and $9.7 million, respectively, of total operating profits in 1998. However, these operating profits were offset by corporate administrative expenses of $18 million. Men's magazines accounted for approximately 71% of revenues of the Publishing segment in 1998, which also includes foreign edition licensing. Penthouse is the most significant trademark of the Publishing segment and is used extensively in magazine publishing and foreign edition licensing. The Company's operations are located primarily in New York City, and the Company has a broad customer base. Approximately 90% of the Company's revenues are derived from customers within the United States.

      Newsstand and advertising revenues accounted for approximately 44% and 25%, respectively, of the Company's revenues in 1998. Revenues and operating results can be affected by changes in the demand for advertising and/or consumer demand for the Company's products. National and economic conditions largely affect the overall industry levels of advertising revenues. Magazine circulation revenues are generally affected by national and/or regional conditions and competition from other magazines and forms of media.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 1 (continued)

         Revenues from the sale of magazine subscriptions are recognized over the term of the subscriptions.

         Revenues from the sales of films and video cassettes are recognized in the period in which the product is shipped. Returns are generally not material. Revenues from product and trademark licensing are recorded in the period in which earned.

         Revenues from the sale of subscriptions to the Company's internet site are recognized over the term of the subscription.

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

      d. Deferred Subscription Acquisition Costs

         The costs of acquiring subscriptions related to direct response marketing are deferred and amortized over the life of the subscriptions, generally twelve to eighteen months. Amortization of these costs is done on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received.

      e. Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided by the straight-line method based upon the estimated useful lives of the assets. Furniture and equipment and computer hardware and software are depreciated over five years and leasehold improvements are depreciated over the life of the lease.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 1 (continued)

      f. Intangible Assets

         Intangible assets are specific advertising accounts, subscriber and circulation lists obtained with acquisition of certain magazine assets and are being amortized over original periods ranging from seven to fourteen years. Goodwill represents the excess of the purchase price over the fair value of net assets of the business acquired and is amortized over fifteen years on a straight-line basis. On an ongoing basis, management reviews the valuation and amortization of goodwill and other intangible assets to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

         Amortization expense is approximately $617, $616 and $617 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Accumulated amortization is approximately $7,294 and $7,911 at December 31, 1997 and 1998, respectively.

      g. Statement of Cash Flows

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Interest paid was $8,740, $8,720 and $8,720 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Income taxes paid were $248, $481 and $118 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 1 (continued)

         In the opinion of management, the results of operations of the Company reflect all of the Company's costs, including salaries, rent, depreciation, legal and accounting services and other general and administrative costs.

      i. Concentration and Fair Value of Financial Instruments

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such investments exceed the FDIC insurance limit. The Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributors and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates fair market value. Based upon the quoted market prices, the fair value of the Company's Senior Secured Notes is $70,400 as of December 31, 1998.

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

      k. Reclassification of Prior Periods

         Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 1 (continued)

      l. Segment Information

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." FAS 131 supersedes FAS 14 replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the results of operations or financial position but did affect the disclosure of segment information (see "Note 10 - Segment Information").

NOTE 2 - LIQUIDITY

      The Company's revenues increased in 1998; however, the Company's results from operations were negatively impacted by increased operating expenses in the second half of 1998, which resulted in continued net losses to the Company in 1998. While it is difficult to predict future results of operations, it is unlikely that the Company can achieve profitable net income in 1999 from continuing operations. However, the Company does expect the entertainment segment will contribute increased profitability in 1999 due to continued growth of the Company's internet pay subscription service and, as discussed in Note 11, the Company recorded a gain in 1999 of approximately $29 million related to the sale of its Automotive division.

      However, the Company's cash balance at December 31, 1998 is $6.4 million. The Company has a $4.2 million semiannual interest payment due on June 30, 1999. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 3 - INVENTORIES

     Inventories include the following at December 31,:

                                                   1997                    1998
                                                   ----                    ----
        Paper and printing                        $2,063                  $1,807
        Editorials and pictorials                  2,210                   2,080
        Film and programming costs                   824                     771
                                                 -------                  ------

                                                  $5,097                  $4,658
                                                  ======                  ======

      In 1997, the Company changed its method of determining the cost of paper and printing inventories from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying 1996 consolidated financial statements. The effect of the change was to decrease 1997 net loss by $178 and increase 1996 net loss by $499.

      The January 1, 1996 balance of accumulated deficit has been adjusted for the effect of applying retroactively the new method of pricing inventories.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, consist of:

                                                     1997             1998
                                                    ------           ------

        Furniture and equipment                     $  7,039         $  6,613
        Leasehold improvements                         2,477            1,847
        Computer hardware and software                 2,268            2,549
        Other                                             66               66
                                                    --------         --------

                                                      11,850           11,075

        Accumulated depreciation and amortization     (8,057)          (7,332)
                                                    --------         --------

                                                    $  3,793         $  3,743
                                                    ========         ========


NOTE 5 - SENIOR SECURED NOTES

      On December 21, 1993, the Company issued $85,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. The Notes can be redeemed at the option of the Company during the period beginning on December 31, 1998 at 104% of the principal amount of the Notes and beginning December 31, 1999 and thereafter at 100% of the principal amount of the Notes.

      The Company also issued 85 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102 warrants (the "Warrants"). The Warrants entitle the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants are exercisable for a period of seven years and, beginning in 1999, the holders have the right to require the Company to purchase for cash all of the Warrants at their fair value. The Company recorded the Warrants at fair value determined to be $1,841. Debt issuance costs, consisting of placement agent commissions, and professional and underwriters' fees totaling approximately $7,141, are being amortized over seven years.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 5 (continued)

      In July 1995, the Company repurchased $5,000 face amount of its outstanding Senior Secured Notes, including 5,000 warrants, for cash of $4,050.

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

      The indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81.6) million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of December 31, 1998, the Company was in compliance with all such covenants.

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

                General Media, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (continued)

                     December 31, 1997 and 1998
                       (amounts in thousands)

NOTE 6 (continued)

                                                         1997         1998
                                                        --------     -------

      Deferred tax assets
            Reserve for doubtful accounts               $    577     $   700
            Reserve for newsstand returns                    497         302
            Capitalized inventory costs                      188         188
            Depreciation and amortization                     99          87
            Loss carryforwards                            44,199      50,748
                                                        --------     -------

                                                          45,560      52,025
            Less valuation allowance                     (44,343)    (50,748)
                                                        --------     -------

                                                           1,217       1,277
                                                        --------    --------
        Deferred tax liabilities
            Deferred subscription acquisition costs       (1,217)     (1,277)
                                                        --------    --------

        Net deferred tax asset                          $    --     $     --
                                                        =========   ========

      A valuation allowance is recorded against tax assets which are not likely to be realized. Specifically, the carryforwards are available to expire at specific dates. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforwards.

      The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement, the Company will not be required to remit income taxes to GMI to the extent that taxes are not payable, due to the utilization of available net operating loss carryovers. GMI has available for Federal income tax purposes net operating losses aggregating approximately $105,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending in 2009 to 2018. The Company's ability to utilize net operating losses may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations. In addition, utilization of NOL carryforwards may be limited by the application of the at-risk rules.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 6 (continued)

      The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for the years ended 1979 through 1985. New York State and New York City have completed audits through tax years 1992 and 1993, respectively. The Company is currently subject to an audit by foreign tax authorities and has provided a reserve of $254 against such audits in the accompanying balance sheet as of December 31, 1998. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities.

      In 1993, the Company agreed to pay up to $26,000 to satisfy a portion of the actual and potential tax liabilities of GMI and its subsidiaries through 1993. This liability has been fully paid since 1994. GMI has agreed to indemnify the Company for any income tax liabilities with respect to taxable periods ended prior to 1994 in excess of the $26,000. If GMI does not have the resources to pay the tax assessments, the Company will be liable for any deficiency. Management believes that GMI has sufficient assets to pay any likely assessments in excess of $26,000.

      Subsequently, on January 11, 1999, the Company and the Internal Revenue Service completed an audit of GMI's Federal income tax returns for the periods 1986 through 1990. This audit resulted in a tax deficiency totaling $35 plus interest. The Internal Revenue Service billed the tax and interest and the Company has requested a recalculation of said interest, which is in process. As a result of the audit, the net operating loss carryover as at December 31, 1998 will be reduced to $78,000.

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

      Litigation

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

 NOTE 7 (continued)

      On January 23, 1997, the Company filed in the United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997, DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. The Company moved to enjoin the arbitration and defendant DEC cross-moved to compel arbitration. By decision dated July 24, 1998, District Court Judge Deborah
      A. Batts denied the Company's motion and granted the cross-motion compelling arbitration. The Company intends to vigorously defend the arbitration. In the event of an adverse outcome, the Company intends to challenge on appeal the decision compelling arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

      There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases the outcome will not have a material effect on the Company's financial statements.

      Leases

      The Company leases office space in several cities under operating leases expiring at various dates through May 2010. Rent expense under operating leases was $2,480, $2,440 and $2,396 during the years ended December 31, 1996, 1997 and 1998, respectively. Minimum lease commitments are set forth below:

            Year ending December 31,
               1999                                         $  1,965
               2000                                            1,808
               2001                                            1,735
               2002                                            1,868
               2003                                            1,863
               Thereafter                                     10,318
                                                             -------
                                                             $19,557

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 7 (continued)

      Employee Benefit Plan

      The Company's employees may participate in a GMI-sponsored employee profit sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1996, 1997 and 1998.

NOTE 8 - UNEARNED REVENUE

      During 1995, the Company received amounts aggregating $8,000 from two distributors of Company products. One advance, totaling $5,000, represents an advance payment which is being recognized as revenue as Company products are sold through the distributor. The other advance, totaling $3,000, represents an incentive to sign a new ten-year agreement with the distributor and is being recognized as revenue on a straight-line basis over the term of the contract.

NOTE 9 - RELATED PARTIES

      Included in the accompanying statement of operations are allocated expenses for the use of the Company's executive offices owned by affiliated companies. Rent expense from affiliated companies was $723, $548 and $523 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 9 (continued)

      The Agreement also allows for the Company to be charged for salaries of the Chairman of the Board and the previous Vice Chairman of the Board of the Company, which are paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

      On November 26, 1993, the Company entered into an Expense Allocation Agreement with GMI and its subsidiaries which allows the Company to pay certain shared common indirect expenses. GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1997 and 1998 was $1,148 and $2,143, respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts.

      The Company has an unsecured loan receivable from an entity which is owned by GMI's principal shareholder. The loan amounted to $1,086 at December 31, 1997 and 1998. The loan is due on demand, bears no interest and is guaranteed by GMI's principal shareholder.

      In October 1997, GMI's principal shareholder was granted a loan in the amount of $1,200 from a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. The loan was in consideration of GMI's principal shareholder personally guaranteeing all material obligations of the Company under the agreement. The loan is payable in full, with interest at 9% per annum, no earlier than December 31, 2001. If the note is repaid in full prior to June 30, 2001, the unpaid principal amount of the loan is reduced by $500.

      At December 31, 1998, the Company had a $985 loan receivable from GMI's principal shareholder, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 1999.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

 NOTE 10 - SEGMENT INFORMATION

      The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Care Racing; Open Wheel; and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and pay subscription service on the internet.


                                                                                             Corporate and
                                                                        Entertain-           reconciling
                                                    Publishing            ment                   items           Consolidated
                                                    ----------            ----                   -----           ------------
        1998
            Sales to customers                        $87,503            $17,647                                    $105,150
            Income (loss) from operations              13,754              9,743             $(17,975)                 5,522
            Identifiable assets                        27,482              1,352               13,114                 41,948
            Depreciation and amortization                                                       1,815                  1,815
            Capital expenditures                        2,570                182                                       2,752

        1997
            Sales to customers                        $86,918            $16,842                                    $103,760
            Income from operations                     15,762              6,648             $(15,018)                 7,392
            Identifiable assets                        27,336              2,029               13,262                 42,627
            Depreciation and amortization                                                       1,873                  1,873
            Capital expenditures                          260                 75                                         335

        1996
            Sales to customers                        $99,566            $15,056                                    $114,622
            Income from operations                     20,853              3,946             $(15,912)                 8,887
            Identifiable assets                        29,839              2,909               12,851                 45,599
            Depreciation and amortization                                                       1,877                  1,877
            Capital expenditures                          171                212                                         383


                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

 NOTE 10 (continued)

      All intersegment sales have been eliminated. The loss from operations in the Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and depreciation. Corporate and reconciling items included in identifiable assets include all cash, deferred debt issuance costs, loan to shareholder, loan to affiliated company and assets held for sale.

      The market for the Company's product is worldwide; however, over 90% of the Company's revenue is derived from U.S. based sources.

      No customer of the Company accounted for more than five percent of the Company's net revenues in 1998, 1997 or 1996, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $2.4 million, $6.0 million and $8.0 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 1998, 1997 and 1996, respectively. These revenues represent 2%, 6% and 7% of the Company's net revenues in 1998, 1997 and 1996, respectively.

NOTE 11 - SUBSEQUENT EVENT - SALE OF AUTOMOTIVE MAGAZINES

      On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc. ("GMAG") to EMAP Petersen, Inc. ("EMAP") for $35 million in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price is subject to an adjustment to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar-for-dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1.5 million. The Company recorded a gain of approximately $29 million.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                           December 31, 1997 and 1998
                             (amounts in thousands)

NOTE 11 (continued)

      Under the Indenture, as discussed in Note 5, the Company has 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds are not so applied, the remaining amount shall be deemed excess proceeds. Should the excess proceeds exceed $5 million, the Company is required to make an offer to all bondholders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
    General Media, Inc. and Subsidiaries

In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated March 9, 1999, we have also audited Schedule II as of December 31, 1998, 1997 and 1996, and for each of the three years in the period ended December 31, 1998.

In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.


/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

New York, New York
March 9, 1999

                General Media, Inc. and Subsidiaries

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Years ended December 31, 1998, 1997 and 1996
                       (amounts in thousands)

               Column A                   Column B            Column C                      Column D              Column E
               --------                   --------            --------                      --------              --------
                                                            Additions
                                                        ----------------------
                                                                    Charged to
                                         Balance at    Charged to      other                                    Balance at
                                         beginning      costs and     accounts -         Deductions -               end of
              Description                of period      expenses      describe            describe                 period
              -----------                ---------      --------      --------            --------                 ------
Year ended December 31, 1998
    Allowance for doubtful accounts        $  951        $2,961                            $2,994 (a)               $  918
                                           ======        ======                            ======                   ======

Year ended December 31, 1997
    Allowance for doubtful accounts        $1,661        $  555                            $1,265 (a)               $  951
                                           ======        ======                            ======                   ======

Year ended December 31, 1996
    Allowance for doubtful accounts        $1,192        $  677                            $  208 (a)               $1,661
                                           ======        ======                            ======                   ======

(a) Accounts written off, net of recoveries.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MEDIA, INC.

By: /s/ Robert C. Guccione                                        March 30, 1999
    --------------------------
    Robert C. Guccione,
    Chairman of the Board;
    Publisher
    (Principal Executive Officer)


By: /s/ Jahn D. Orlando                                           March 30, 1999
    --------------------------
    John D. Orlando,
    Senior Vice President-
    Chief Financial Officer
    (Principal Financial Officer and
    Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                 Title                               Date
          ---------                 -----                               ----

/s/ Robert C. Guccione       Chairman of the Board,               March 30, 1999
--------------------------   Publisher and Director
Robert C. Guccione

/s/ Nina Guccione            President-New Media, Secretary       March 30, 1999
--------------------------   and Director
Nina Guccione

/s/ John D. Orlando          Senior Vice President- Chief         March 30, 1999
--------------------------   Financial Officer and Director
John D. Orlando

/s/ William F. Marlieb       Director                             March 30, 1999
---------------------------
William F. Marlieb

/s/ John L. Decker           Director                             March 30, 1999
---------------------------
John L. Decker

/s/ Phyllis Schwebel         Director                             March 30, 1999
---------------------------
Phyllis Schwebel

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                              Sequential
  No.       Description                                              Numbering
  ---       -----------                                              ---------

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

   *10.7 -- Warrant Agreement, dated December 21, 1993, between the
            Company and Trustee.

Exhibit                                                              Sequential
  No.       Description                                              Numbering
  ---       -----------                                              ---------

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

   *10.9 -- Expense Allocation Agreement, dated December 21, 1993, between the Company, GMI and the Other GMI
            Subsidiaries.

  *10.10 -- Tax Sharing and Indemnification Agreement, dated
            December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

  *10.11 -- Employment Agreement, dated as of January 1, 1994, between the Company and William F. Marlieb.**

  *10.12 -- Employment Agreement, dated as of January 1, 1994, between the Company and Patrick J. Gavin.**

  +10.14 -- Circulation Subscription Fulfillment Services
            Agreement, dated September 15, 1994, between Palm Coast Data, Ltd., Penthouse International, Ltd., Omni Publications International, Ltd., Longevity International, Ltd., Four Wheeler Publishing, Ltd., Stock Car Racing Publications, Inc., Open Wheel Publications, Inc., Super Stock Publications, Inc., Forum International, Ltd. and Variations Publishing International, Ltd.; Amendment, dated September 16, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.15 -- Employment Agreement, dated December 17, 1997, between the Company and Robert H. Altman.**(incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1997).

   10.16 -- Retirement Agreement, effective April 4, 1997, between the Company and William F. Marlieb.**(incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1997).

  +10.17 -- Amendment and Extension by and among R.R. Donnelly &
            Sons and General Media International, Inc., General Media, Inc., General Media Communications, Inc. And General Media Automotive Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1997).

Exhibit                                                              Sequential
  No.       Description                                              Numbering
  ---       -----------                                              ---------

  +10.18 -- Printing Contract between Access Printing and General
            Media Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Company=s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.19 -- Agreement of Lease between M393 Associates LLC and
            General Media, Inc. (incorporated by reference to
            Exhibit 10.2 to the Company=s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

   10.20 -- Assignment of Lease and Agreement between General Media, Inc. and 277 Park Ave, LLC(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998).

   10.21 -- Asset Sale and Purchase Agreement between EMAP
            Petersen, Inc. and General Media Automotive Group, Inc. Dated as of February 9, 1999 (incorporated by reference to Exhibit 10.21 to the Company's Current Report on
            Form 8-K dated March 2, 1999).

    12.1 -- Computation of ratio of earnings to fixed charges.


    18.1 -- Letter on change in accounting principle.


    21.1 -- Subsidiaries of the Company.


      27 -- Financial Data Schedule.

----------
* Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.

** Compensatory arrangement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.