Form 10-Q
period 1999-03-31
GENERAL MEDIA INC
filed 1999-05-17
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                         Securities Exchange Act of 1934

                                                            Commission
For the Quarterly Period Ended March 31, 1999               File No. 33-76716
                               --------------                        --------

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     13-3750988
---------------------------------                      --------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification Number)

11 Penn Plaza, New York, NY                            10001
----------------------------------                     --------------
(Address of Principal Executive                        Zip Code
Offices)

                                 (212) 702-6000
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

            Class                               Outstanding at May 17, 1999
            -----                               ---------------------------
Common stock, $.01 par value                              475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I-FINANCIAL INFORMATION

      Item 1. Financial Statements                                             3

      Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                      10

      Item 3. Quantitative And Qualitative Disclosures About Market Risk      18

PART II- OTHER INFORMATION

      Item 1. Legal Proceedings                                               18

      Item 2. Changes in Securities and Use of Proceeds                      N/A

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

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                             1998        1999
                                                           --------    --------

Net revenues
  Publishing
    Newsstand                                              $ 12,019    $ 10,244
    Advertising                                               6,334       5,490
    Subscription                                              3,043       2,714
    Other                                                       915         673

  Entertainment                                               5,692       3,658
                                                           --------    --------

                                                             28,003      22,779
                                                           --------    --------
Operating costs and expenses
  Publishing-production, distribution and editorial          11,548       9,955
  Entertainment- direct costs                                   969         434
  Selling, general and administrative                        12,625      11,920
  Rent expense from affiliated companies                        124         133
  Depreciation and amortization                                 457         313
                                                           --------    --------

           Total operating costs and expenses                25,723      22,755
                                                           --------    --------

           Income from operations                             2,280          24
                                                           --------    --------

Other income (expense)
  Gain on sale of Automotive Group                                       30,734
  Interest expense                                           (2,477)     (2,480)
  Interest income                                               119         225
                                                           --------    --------

Income before taxes                                             (78)     28,503

  Income taxes                                                            1,287
                                                           --------    --------

Net income (loss)                                               (78)     27,216

Accumulated deficit-beginning of period                     (75,214)    (79,493)
                                                           --------    --------

Accumulated deficit-end of period                          ($75,292)   ($52,277)
                                                           ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                         December 31,  March 31,
                                                            1998         1999
                                                          --------     --------
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  6,432     $ 39,440
  Accounts receivable, net of allowance
    for doubtful accounts                                    9,083        8,281
  Inventories                                                4,658        4,395
  Prepaid expenses and other current assets                  3,378        2,464
  Due from affiliated companies                              2,143        2,426
  Loan to shareholder                                          985        1,011
                                                          --------     --------

             Total current assets                           26,679       58,017

PROPERTY AND EQUIPMENT - AT COST;
  net of accumulated depreciation                            3,793        3,474

OTHER ASSETS
  Intangible assets, net                                     2,577
  Deferred subscription aquisition costs                     3,041        1,251
  Deferred debt issuance costs, net                          1,998        1,750
  Loan to affiliated company                                 1,086        1,086
  Other                                                      2,824        2,548
                                                          --------     --------

                                                            11,526        6,635
                                                          --------     --------

                                                          $ 41,998     $ 68,126
                                                          ========     ========

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                        $ 16,538     $ 14,807
  Deferred subscription revenue                             11,729        8,052
  Deferred internet revenue                                  1,800        2,100
  Other liabilities and accrued expenses                     5,426        9,641
                                                          --------     --------

             Total current liabilities                      35,493       34,600

SENIOR SECURED NOTES                                        79,645       79,689

UNEARNED REVENUE                                             3,089        2,900

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                          1,791        1,791

STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value; 1,000,000
    shares; issued and outstanding, 475,000 shares               5            5
  Capital in excess of par value                             1,418        1,418
  Accumulated distributions, net of retained earnings      (79,493)     (52,277)
                                                          --------     --------

                                                           (78,070)     (50,854)
                                                          --------     --------

                                                          $ 41,948     $ 68,126
                                                          ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                             Three months ended
                                                                  March 31,
                                                                  ---------
                                                              1998       1999
                                                            --------   --------

Cash flows from operating activities
Net income (loss)                                               ($78)  $ 27,216
Adjustments to reconcile net loss to
    cash used in operating activities

    Depreciation and amortization                                457        313
    Amortization of debt issuance costs and discounts            292        292
    Disposition of  Automotive Magazine assets, net of tax              (29,447)
    Net change in operating assets and liabilities             3,234         56
                                                            --------   --------

      Net cash provided by (used in) operations                3,905     (1,570)
                                                            --------   --------

Cash flows from investing activities

    Proceeds from  sale of Automotive Magazines                          35,000
    Capital expenditures                                         (88)      (113)
                                                            --------   --------

      Net cash  provided by (used in) investing activities       (88)    34,887
                                                            --------   --------

Cash flows from financing activities

    Advances to affiliated companies                            (401)      (283)
    Loan to shareholder                                          (88)       (26)
                                                            --------   --------

      Net cash used in financing activities                     (489)      (309)
                                                            --------   --------

      Net increase in cash and cash equivalents                3,328     33,008

Cash and cash equivalents at beginning of period               7,308      6,432
                                                            --------   --------

Cash and cash equivalents at end of period (Note 6)         $ 10,636   $ 39,440
                                                            ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

1.    Basis of Preparation

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 1998 has been derived from the audited financial statements at that date.

2.    Inventories

Inventories consist of the following:

                                          December 31,     March 31,
                                              1998           1999
                                          -----------      ---------
                                          ------ In Thousands ------

Paper and printing                           $1,807         $1,588
Editorials and pictorial                      2,080          2,070
Film and programming costs                      771            737
                                             ------         ------
                                             $4,658         $4,395
                                             ======         ======

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

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

4.    Senior Secured Notes

On December 21, 1993, the Company issued $85 million of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. The Notes can be redeemed at the option of the Company during the period beginning December 31, 1998 at 104% of the principal amount of the Notes and beginning December 31, 1999 and thereafter at 100% of the principal amount of the Notes.

The Company also issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,000 warrants ("Warrants"). The Warrants entitle the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants are exercisable for a period of seven years and, beginning in 1999, the holders have the right to require the Company to purchase for cash all the Warrants at their fair value. The Company recorded the Warrants at fair value determined to be $1,841,000. Debt issuance costs, consisting of placement agent commissions, and professional and underwriters' fees totaling approximately $7,141,000, are being amortized over seven years.

In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Senior Secured Notes, including 5,000 warrants, for cash of $4,050,000.

The Notes are secured by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash equivalents.

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

The indenture contains covenants which , among other things, (i) restricts the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) requires the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81.6) million, and (iii) restricts the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the indenture, however are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 1999, the Company was in compliance with all such covenants.

Reference is made to Note 6 below concerning the offer to purchase $28,000,000 in aggregate principle amount of the Notes.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

5.    Statement of Cash Flows

Cash payments made for interest during the three months ended March 31, 1999 and 1998 were $60,000 in each such period.

6.    Sale of Automotive Magazines

On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc. ("GMAG") to EMAP Petersen, Inc. ("EMAP") for $35 million in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price is subject to an adjustment which was to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar-for-dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1.5 million. The Company recorded an after tax gain of approximately $29 million on the sale. A final determination with respect to the sale price adjustment has not yet been made, although the Company does not expect such adjustment to be material.

Under the Indenture described in Note 4, the Company has 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds are not so applied, the remaining amount shall be deemed excess proceeds. Should the excess proceeds exceed $5 million, the Company is required to make an offer to all bondholders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds.

On April 27, 1999, the Company tendered an Offer To Purchase and Consent Solicitation Agreement (the "Offer") to the registered holders (the "Noteholders") of the Notes. The Offer solicits consents from Noteholders of at least a majority in outstanding principal amount of the Notes for the adoption of certain proposed waivers and amendments to the Indenture dated as of December 21, 1993 between the Company and the Trustee, pursuant to which the Notes were issued.

The Offer solicits the Noteholders consent to the Company's offer to purchase for cash, on a pro-rata basis, $28,000,000 in aggregate principal amount of the Notes from the proceeds received from the sale of the Automotive Magazines ( the "Sales Proceeds") . The purchase price offered is $0.95 for each $1.00 in principal amount of Notes tendered and accepted pursuant to the Offer, plus accrued interest through and including the date of purchase. The Offer further requests the Noteholders to consent to the release to the Company for general working capital of approximately $2.7 million remaining from the Sales Proceeds, after giving effect to the purchase of the Notes contemplated in the Offer and costs associated with sale of the Automotive Magazines. In the event a majority of the Noteholders consent to the waivers and amendments to the Indenture but tender less than $28,000,000 in principal amount of Notes for purchase by the Company, the Sales Proceeds remaining after payment of the tendered Notes together with accrued interest through and including the payment date, will be released to the Company for general working capital purposes.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

6. (Continued)

The Offer expires on May 17, 1999 unless extended by the Company. If all conditions to acceptance are satisfied or validly waived, the tendered Notes will be paid no later than five business days after expiration of the Offer. The effect of this Offer, if fully subscribed, will be a reduction in Notes outstanding of $28,000,000, a reduction in interest expense in Fiscal 1999 of approximately $1.8 million and a reduction in available cash of approximately $28,000,000.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 2, 1999, the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming, and pay subscription service on the internet.

Results of Operations (Three  Months Ended March 31, 1999  vs. 1998)

The Company's revenues were $22.8 million for the three months ended March 31, 1999, compared to revenues of $28.0 million for the three months ended March 31, 1998, a decrease of $5.2 million. Newsstand revenues were $10.2 million and $12.0 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $1.8 million. Newsstand revenues for Mens Magazines were $9.2 and $10.7 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $1.5 million. Newsstand revenues from the Automotive Magazines were $1.0 and $1.3 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $.3 million. Advertising revenues were $5.5 and $6.3 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $.8 million. Advertising revenues from Mens Magazines decreased $0.4 million and advertising revenues from Automotive Magazines decreased $0.4 million during the period. Subscription revenues were $2.7 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.3 million. The decrease in subscription revenues is primarily attributable to a $0.2 million decrease in subscription revenues from Automotive Magazines. Revenues for the Entertainment Segment were $3.7 million and $5.7 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $2.0 million. Revenues from the Company's video business were $0.6 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.6 million. Revenues from the Company's pay-per-call business were $0.4 million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.6 million. Revenues from the Company's internet business were $2.7 million and $3.5 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.8 million.

Income from operations was $24 thousand for the three months ended March 31, 1999, compared to $2.3 million for the three months ended March 31, 1998. Income from operations was negatively impacted by decreased revenues, in part due to the sale of the Automotive Magazines on March 2, 1999, which was partially offset by a decrease in production, distribution and editorial costs resulting from a decrease in the copies printed and fewer issues of certain publications, as well as decreased selling, general and administrative expenses due to the sale of the Automotive Magazines.

Net non-operating income for the three months ended March 31, 1999 was $28.5 million, compared to net non-operating expenses of $2.4 million for the three months ended March 31, 1998. Included in non-operating income for the three months ended March 31, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines (See Note 6). Included in interest expense is the amortization of debt issuance costs and discounts of $0.3 million for the three months ended March 31, 1999 and 1998.

Net income for the three months ended March 31, 1999 was $27.2 million, compared to a net loss of ($0.1) million for the three months ended March 31, 1998, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows (in millions):

                                                           Income
                                      Net Revenue      from operations
                                     ------------      ---------------
                                         Three              Three
                                     Months Ended       Months Ended
                                       March 31,         March 31,
                                       ---------         ---------
                                     1998    1999       1998    1999
                                     ----    ----       ----    ----

Publishing Segment                   $22.3    $19.1     $3.2    $2.4
Entertainment Segment                  5.7      3.7      3.2     1.6
                                     -----    -----     ----    ----
                                     $28.0    $22.8     $6.4    $4.0
Corporate Administrative Expenses                       (4.1)   (4.0)
                                     -----    -----     ----    ----
                                     $28.0    $22.8     $2.3    $0.0
                                     =====    =====     ====    ====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                           Income
                                      Net Revenue      from operations
                                     ------------      ---------------
                                         Three              Three
                                     Months Ended       Months Ended
                                       March 31,         March 31,
                                       ---------         ---------
                                     1998    1999       1998    1999
                                     ----    ----       ----    ----

Penthouse  Magazine and
  the Affiliate Publications         $15.8    $13.7     $1.9    $1.3
Foreign edition licensing              0.6      0.5      0.5     0.4
Automotive  Magazines                  5.9      4.9      0.8     0.7
                                     -----    -----     ----    ----
                                     $22.3    $19.1     $3.2    $2.4
                                     =====    =====     ====    ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $13.7 million and $15.8 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $2.1 million. Newsstand revenue was $9.2 million and $10.7 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $1.5 million. The decrease is attributable to a $0.4 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 6% decrease in the number of newsstand copies sold, primarily due to increased competition during the period as a result of the issuance of certain celebrity titles by a competing magazine and a $1.1 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 21% in the number of newsstand copies sold, partially due to the publication of fewer issues of Girls of Penthouse and Hot Talk magazines and the suspension of publication of Penthouse Comix during the 1999 period. Advertising revenue for Penthouse magazine and the Affiliate Publications was $2.5 million for the three months ended March 31, 1999, compared to $2.9 million for the three months ended March 31, 1998, a decrease of $0.4 million. The decline in advertising revenues is primarily attributable to a decrease in advertising rates per page for advertising pages sold in Penthouse magazine as well as decreased revenues due to fewer issues of certain magazines on sale, as noted above, partially offset by an increase in advertising rates per page and the number of advertising pages sold per issue in the Affiliate Publications during the three months ended March 31, 1999, as compared to the 1998 period. Subscription revenue was $1.9 million for the three months ended March 31, 1999, compared to $2.0 million for the three months ended March 31, 1998, a decrease of $0.1 million due primarily to a decline in the net revenue per copy, partially offset by a 4% increase in the number of subscription copies of Penthouse sold and an 8% increase in the number of subscription copies of the Affiliate Publications sold. The decreased rate per copy was due primarily to a change in the mix between agency sales (which generate a low per copy rate) and direct to customer sales.

Publishing-production, distribution and editorial expenses were $7.5 million and $8.6 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $1.1 million. Paper costs were $2.6 million for the three months ended March 31, 1999, compared to $3.2 million for the three months ended March 31, 1998, a decrease of $0.6 million. Print costs were $2.8 million for the three months ended March 31, 1999, compared to $3.3 for the three months ended March 31, 1998, a decrease of $0.5 million. The decrease in paper and print costs is due primarily to a decrease in the cost of paper, a decrease in copies printed and fewer issues of certain publications printed, as discussed above, during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Distribution costs were $1.2 million for the three months ended March 31, 1999 and 1998. Editorial costs were $0.9 million for the three months ended March 31, 1999 and 1998.

Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 1999, compared to $5.3 million for the three months ended March 31, 1998, a decrease of $0.4 million. The decrease occurred because expenses during the March 31, 1998 period were inflated due to the write off of an uncollectible advertising accounts receivable of $1.0 million which arose through billings during the three months ended March 31, 1998 in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines. The Company entered into a new agreement with another advertising agency on similar terms to that of the prior agreement. Management believes the effects of the termination of the advertising agency will have minimal effects on the results of the Company's future operations.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $0.5 million and $0.6 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.1 million. The decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Automotive Magazines

Revenues for the Automotive Magazines were $4.9 million and $5.9 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $1.0 million. Newsstand revenues were $1.0 million and $1.3 million for the three months ended March 31, 1999 and March 31, 1998, respectively, a decrease of $0.3 million. The decrease is due primarily to the publication of fewer issues of Stock Car and Drag Racing during the 1999 period, as a result of the sale of the Automotive Magazines on March 2, 1999 (See Note 6). Advertising revenues were $3.0 million and $3.4 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.4 million, which is due primarily to the publication of fewer issues of certain publications, as noted above, during the three months ended March 31, 1999, as well as the loss of advertising revenue from Four Wheeler Television as a result of the sale of the Automotive Magazines. Subscription revenues were $0.8 million and $1.1 million for the three month period ended March 31, 1999 and 1998, respectively, a decrease of $0.3 million. The decrease is due primarily to the publication of fewer issues of certain publications, as noted above, during the three months ended March 31, 1999.

Publishing-production, distribution and editorial expenses were $2.5 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.4 million. Paper costs were $1.0 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.2 million. Print costs were $0.8 million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.2 million. The decrease in paper and print costs is due primarily to the publication of fewer issues of certain publications, as noted above, during the period ended March 31, 1999. Distribution costs were $0.6 million for the three months ended March 31, 1999 and 1998. Editorial costs were $0.1 million for the three months ended March 31, 1999 and 1998.

Selling, general and administrative expenses were $1.7 million and $2.1 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.4 million. The decrease is primarily attributable to a reduction in selling, general and administrative expenses as a result of the sale of the Automotive Magazines, as noted above, during the period March 31, 1999.

Entertainment Segment

Revenues from the Entertainment Segment were $3.7 million for the three months ended March 31, 1999, compared to $5.7 million for the three months ended March 31, 1998, a decrease of $2.0 million. The Company's video business revenues were $0.6 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998, a decrease of $0.6 million. The decrease is due primarily to a decline in sales through the Company's national wholesale distributor and to sales in the prior period of a videocassette featuring a well known television personality. Revenues from the Company's pay-per-call business were $0.4 million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.6 million. Staring on February 1, 1998, the Company began utilizing the services of a new service bureau to process its pay-per-call business. Revenues for the first quarter of 1999 were lower due to the Company's arrangement with its new service bureau under which the Company receives a fixed rate per minute. During the month of January 1998, the Company still utilized the arrangement with the Company's previous service bureau under which revenue was paid a gross basis and the Company paid certain expenses directly. The Company's internet business revenues were $2.7 million and $3.5 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $0.8 million. The decrease occurred due to a reduction in revenue of $0.4 million from another internet site "linked" to the Company's site and a special one-time travel and entertainment promotion that generated $0.6 million in revenue during the three months ended March 31, 1998, which was not repeated in the current year. In addition, there was a decrease of $0.2 million caused by an increase in the reserve for future charge backs from credit card sales of subscriptions to the Company's internet services and a deferral to future periods of $0.3 million of revenue from the internet memberships to more closely match the revenue to the subscription periods.

Direct costs were $0.4 million for the three months ended March 31, 1999, compared to $0.9 million for the three months ended March 31, 1998, a decrease of $0.5 million. The decrease is due to the change in service bureaus processing the Company's pay-per-call business, as discussed above.

Selling, general and administrative expenses were $1.7 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively, an increase of $0.1 million. The increase is due primarily to higher computer processing, consulting and personnel expenses relating to the continued development and expansion of the Company's internet business.

Corporate Administrative Expense

Corporate administrative expenses includes executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $4.0 million for the three months ended March 31, 1999, compared to $4.1 million for the three months ended March 31, 1998, a decrease of $0.1 million. The decrease is due to decreased salary expense ($0.2 million), decreased rent expense ($0.1 million), decreased depreciation expense ($0.1 million), partially offset by increased legal and professional fees ($0.3 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended March 31, 1999 and 1998.

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

The Company has conducted a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company has completed the comprehensive review and is remediating non-compliant systems it has identified. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer infrastructure as such systems have generally been recently implemented or upgraded. Additionally, the Company has taken occupancy of new corporate office facilities in December of 1998 and technology acquired for that facility is Year 2000 compliant. The Company's plan for its Year 2000 project includes the following steps: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include, among other things, telecommunications and electrical systems) and systems to be acquired by the Company, (ii) assessing and prioritizing the required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. The Company has completed steps (i) and (ii).

In addition to assessing its own systems, the Company has sent questionnaires to its vendors and suppliers, including outside service providers and printers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. The Company has evaluated the responses to these questionnaires. Based upon written responses already received, the Company believes its national wholesale magazine distributor and its subscription fulfillment company and all major printers, vendors and suppliers will be fully compliant by the end of 1999 or that effective contingency plans will be developed or implemented.

The Company expects to complete the remaining steps of the process described above by September 30, 1999 and further expects that all of its critical computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective continency plans will be developed or implemented. A failure of the Company's computer systems or the Company's vendors or customers to effectively upgrade their software and systems for the transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

The Company estimates that it will incur costs of between $1.0 million and $1.5 million to become Year 2000 compliance; although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be higher. Costs will be expensed or capitalized as appropriate, as they are incurred. As of May 1999, approximately $0.8 million of such costs had already been incurred.

Item 2. (Continued

While the Company has completed its Year 2000 assessment, it has not yet determined the nature and extent of any continency plans that may be required. Even if the Company's plan to become Year 2000 compliant is completed and all systems operated by, or in control of, the Company are properly remediated, the most reasonable likely worst case scenario would be an external system failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

Liquidity and Capital Resources

At March 31, 1999, the Company had $39.4 million in cash and cash equivalents, compared to $6.4 million at December 31, 1998. The increase in cash and cash equivalents during the three months ended March 31, 1999, resulted from cash flows provided by investing activities of $34.9 million (the sale of the Automotive Magazines), partially offset by net cash flows used in operating activities of $1.6 million and cash flows used in financing activities of $0.3 million.

Cash flows from operating activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 1999, compared to net cash provided by operating activities of $3.9 million for the three months ended March 31, 1998. Net cash used in operating activities for the three months ended March 31, 1999 was primarily the result of income from operations for the period and increased deferred revenue from internet services, offset by decreased accounts payable balances due to the timing of payments to vendors. Net cash provided by operating activities for the three months ended March 31, 1998 was primarily the result of income from operations for the period and increased accounts payable balances due to timing of payments to vendors.

Cash flows from investing activities

Cash provided by investing activities was $35.0 million for the three months ended March 31, 1999, compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 1998. Cash provided by investing activities for the three months ended March 31, 1999 was primarily the result of the sale of the Automotive Magazines (See Note 6) for $35.0 million, offset by capital expenditures of $0.1 million. Cash used in investing activities for the three months ended March 31, 1998 was primarily the result of capital expenditures of $0.1 million.

Cash flows from financing activities

Cash flows used in financing activities were $0.3 million for the three months ended March 31, 1999, compared to cash flows used in financing activities of $0.5 million for the three months ended March 31, 1998. Affiliated company investments and advances at March 31, 1999 increased $0.3 million from the December 31, 1998 balance, whereby the Company is owed $2.4 million by GMI as of March 31, 1999. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are generally repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In June 1998, the Company received as partial payment of the amount the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Management intends to sell such assets. The reimbursement by GMI, in the amount of $2.4 million, has not been made by May 14, 1999. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At March 31, 1999 , the Company has a loan outstanding to the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11.0% per annum, and is payable on December 31, 1999.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's revenues decreased for the first three months of 1999 compared to the same period of the prior year. However the Company's results from operations were positively impacted by the sale of the Automotive Magazines which resulted in net income to the Company in the first three months of 1999 (See Note 6 to Condensed Consolidated Financial Statements). While it is difficult to predict future results of operations, it is unlikely that the Company can achieve net income for the balance of 1999 from continuing operations. The Company continues to invest in and expand its internet service, and expects the entertainment segment to grow despite the decrease experienced in the first three months of 1999 when compared to the prior period. Revenue from the internet service, as discussed above, decreased as a result of a reduction in revenue of $0.4 million from another internet site "linked" to the Company's site and due to a special one-time travel and entertainment promotion that generated $0.6 million in revenue during the three months ended March 31, 1998, which was not repeated in the current year. In additional, there was a decrease of $0.2 million as a result of an increase in the reserve for future charge backs from credit card sales of subscriptions to the Company's internet services and a deferral to future periods of $0.3 million of revenue from the internet memberships to more closely match the revenue to the subscription periods. However, the Company expects the growth of its core internet business to offset the effect of these negative factors by the end of the year and provide for growth in the future.

The Company has a $4.3 million semiannual interest payment due on June 30, 1999 and December 31, 1999, subject to a decrease of approximately $0.3 million at June 30, 1999 and $1.5 million at December 31, 1999 pending successful purchase of outstanding notes as discussed in Note 6 to the Condensed Consolidated Financial Statements. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of March 31, 1999, the Company had debt of $79.7 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

                            Part II-Other Information
Item 1.                         Legal Proceedings

In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Men's Adventure Comix. By decision dated December 2, 1998, United States District Court Judge Michael B. Mukassey dismissed the plaintiffs' federal claims. The plaintiffs' have indicated their intention to file a similar claim in New York State Courts. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Item 6.                 Exhibits and Reports on Form 8-K

  (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

  (b)             Reports on Form 8-K.

                  On March 17, 1999, the Company filed a report on Form 8-K, concerning the sale of the Company's wholly-owned subsidiary, General Media Automotive Group, Inc. to EMAP Petersen, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           General Media, Inc.
                                           (Registrant)

Dated: May 17,  1999                   By: /s/ John D. Orlando
                                           -----------------------------
                                                   Signature

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