Form 10-Q
period 1999-06-30
GENERAL MEDIA INC
filed 1999-08-13
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the Securities Exchange Act of 1934

                                                           Commission
For the Quarterly Period Ended June 30, 1999            File No. 33-76716
                               -------------                     --------

                               General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                          13-3750988
---------------------------------           ----------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)

11 Penn Plaza, New York, NY                 10001
-------------------------------             --------
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

             Class                   Outstanding at August 13, 1999
             -----                   ------------------------------
Common stock, $.01 par value                    475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I-FINANCIAL INFORMATION

      Item 1  Financial Statements                                             3

      Item 2  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                      10

      Item 3. Quantitative And Qualitative Disclosures About Market Risk      22

PART II-OTHER INFORMATION

      Item 1  Legal Proceedings                                               22

      Item 2  Changes in Securities and Use of Proceeds                      N/A

      Item 3  Defaults Upon Senior Securities                                N/A

      Item 4  Submission of Matters to a Vote
              of Security Holders                                            N/A

      Item 5  Other Information                                              N/A

      Item 6  Exhibits and Reports on Form 8-K                                22

      Signatures                                                              23

      Exhibit Index                                                           24

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                                 Six months ended      Three months ended
                                                                     June 30,                June 30,
                                                                     --------                --------
                                                                 1998        1999        1998        1999
                                                               --------    --------    --------    --------
Net revenues
    Publishing
       Newsstand                                                $23,660     $19,124     $11,641      $8,880
       Advertising                                               13,451       7,575      $7,117      $2,085
       Subscription                                               6,002       4,430      $2,959      $1,716
       Other                                                      1,806       1,409      $  891      $  736

    Entertainment                                                10,821       7,946      $5,129      $4,288
                                                               --------    --------    --------    --------
                                                                 55,740      40,484      27,737      17,705
                                                               --------    --------    --------    --------
Operating costs and expenses
    Publishing-production, distribution and editorial            22,735      16,894      11,187       6,939
    Entertainment-direct costs                                    1,473         948         504         514
    Selling, general and administrative                          25,287      20,958      12,662       9,038
    Rent expense from affiliated companies                          237         241         113         108
    Depreciation and amortization                                   915         511         458         198
                                                               --------    --------    --------    --------
             Total operating costs and expenses                  50,647      39,552      24,924      16,797
                                                               --------    --------    --------    --------
             Income from operations                               5,093         932       2,813         908
                                                               --------    --------    --------    --------

Other income (expense)
    Gain on sale of Automotive Group                                         30,734
    Interest expense                                             (4,964)     (4,588)     (2,487)     (2,108)
    Interest income                                                 279         538         160         313
                                                               --------    --------    --------    --------
Income before taxes                                                 408      27,616         486        (887)

    Income taxes                                                              1,287
                                                               --------    --------    --------    --------
Net income (loss) before extraordinary item                         408      26,329         486        (887)

Extraordinary gain from early extinguishment of debt,
    net of income taxes of $50,000 in 1999 (Notes 4 & 6)                        641                     641
                                                               --------    --------    --------    --------
Net income (loss)                                                   408      26,970         486        (246)

Accumulated deficit-beginning of period                         (75,214)    (79,493)    (75,292)    (52,277)
                                                               --------    --------    --------    --------
Less: Cash dividend paid                                           (400)                   (400)
                                                               --------    --------    --------    --------
Accumulated deficit-end of period                              ($75,206)   ($52,523)   ($75,206)   ($52,523)
                                                               ========    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                         December 31,  June 30,
                                                             1998        1999
                                                         ------------  --------
                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                            $  6,432      $  5,345
    Accounts receivable, net of allowance
     for doubtful accounts                                  9,083         7,994
    Inventories                                             4,658         4,653
    Prepaid expenses and other current assets               3,378         2,218
    Due from affiliated companies                           2,143         2,738
    Loan to shareholder                                       985         1,009
                                                         --------      --------

                   Total current assets                    26,679        23,957

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                          3,743         3,338

OTHER ASSETS
    Intangible assets, net                                  2,577
    Deferred subscription aquisition costs                  3,041           790
    Deferred debt issuance costs, net                       1,998         1,079
    Loan to affiliated company                              1,086         1,086
    Other                                                   2,824         2,532
                                                         --------      --------
                                                           11,526         5,487
                                                         --------      --------
                                                         $ 41,948      $ 32,782
                                                         ========      ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Accounts payable                                     $ 16,538      $ 10,543
    Deferred subscription revenue                          11,729         7,200
    Deferred internet revenue                               1,800         2,100
    Other liabilities and accrued expenses                  5,426         7,856
                                                         --------      --------

                   Total current liabilities               35,493        27,699

SENIOR SECURED NOTES                                       79,645        51,770

UNEARNED REVENUE                                            3,089         2,622

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                         1,791         1,791

STOCKHOLDERS' DEFICIENCY
  Common stock, $.01 par value; 1,000,000
    shares; issued and outstanding, 475,000 shares              5             5
  Capital in excess of par value                            1,418         1,418
    Accumulated distributions, net of retained earnings   (79,493)      (52,523)
                                                         --------      --------

                                                          (78,070)      (51,100)
                                                         --------      --------

                                                         $ 41,948      $ 32,782
                                                         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                                   Six months ended
                                                                      June 30,
                                                                      --------
                                                                    1998        1999
                                                                --------    --------
Cash flows from operating activities
Net income                                                      $    408    $ 26,970
Adjustments to reconcile net loss to
    cash used in operating activities

    Depreciation and amortization                                    915         485
    Extraordinary gain from early extinguishment of debt                        (641)
    Amortization of debt issuance costs and discounts                584         535
    Disposition of Automotive Magazine assets, net of tax                    (29,447)
    Net change in operating assets and liabilities                   570      (6,622)
                                                                --------    --------
         Net cash provided by (used in) operations                 2,477      (8,720)
                                                                --------    --------

Cash flows from investing activities

    Proceeds from sale of Automotive Magazines                                35,000
    Capital expenditures                                            (194)       (148)
                                                                --------    --------
         Net cash provided by (used in) investing activities        (194)     34,852
                                                                --------    --------

Cash flows from financing activities

    Repurchase of Senior Secured Notes                                       (26,600)
    Advances to affiliated companies                                (574)       (595)
    Loan to shareholder                                             (112)        (24)
    Repayment by affiliated companies                                470
    Dividends paid                                                  (400)
                                                                --------    --------
         Net cash used in financing activities                      (616)    (27,219)
                                                                --------    --------

         Net increase in cash and cash equivalents                 1,667      (1,087)

Cash and cash equivalents at beginning of period                   7,308       6,432
                                                                --------    --------
Cash and cash equivalents at end of period (Note 6)             $  8,975    $  5,345
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

2. Inventories Inventories consist of the following:

                                                 December 31,       June 30,
                                                     1998             1999
                                                 ------------       --------
                                                 ------- In Thousands ------

Paper and printing                                  $1,807           $1,580
Editorials and pictorial                             2,080            2,267
Film and programming costs                             771              806
                                                    ------           ------
                                                    $4,658           $4,653
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

In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Notes, including 5,000 warrants, for cash of $4,050,000. As more fully described in Note 6, in May 1999, the Company repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000.

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

The indenture contains covenants that, among other things, (I) restricts the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) requires the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81.6) million, and (iii) restricts the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the indenture, however are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of June 30, 1999, the Company was in compliance with all such covenants.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)

5. Statement of Cash Flows

Cash payments made for interest during the six months ended June 30, 1999 and 1998 were $4.0 million and $4.4 million, respectively.

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

Under the Indenture described in Note 4, the Company had 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds were not so applied, the remaining amount was to be deemed excess proceeds. Should the excess proceeds have exceeded $5 million, the Company was required to make an offer to all bondholders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds.

On April 27, 1999, the Company tendered an Offer To Purchase and Consent Solicitation Agreement (the "Offer") to the registered holders (the "Noteholders") of the Notes. The Offer solicited consents from Noteholders of at least a majority in outstanding principal amount of the Notes for the adoption of certain proposed waivers and amendments to the Indenture dated as of December 21, 1993 between the Company and the Trustee, pursuant to which the Notes were issued.

The Offer solicited the Noteholders consent to the Company's offer to purchase for cash, on a pro-rata basis, $28,000,000 in aggregate principal amount of the Notes from the proceeds received from the sale of the Automotive Magazines ( the "Sales Proceeds") . The purchase price offered was $0.95 for each $1.00 in principal amount of Notes tendered and accepted pursuant to the Offer, plus accrued interest through and including the date of purchase. The Offer further requested the Noteholders to consent to the release to the Company for general working capital of approximately $2.7 million remaining from the Sales Proceeds, after giving effect to the purchase of the Notes contemplated in the Offer and costs associated with sale of the Automotive Magazines. In May 1999 a majority of the Noteholders consented to the waivers and amendments to the Indenture and tendered the full $28,000,000 in principal amount of Notes for purchase by the Company for cash of $26,600,000. The remaining cash of approximately $2.7 million was released to the Company for general working capital purposes.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)
                             (amounts in thousands)

6. (Continued)

The effect of this Offer was a reduction in Notes outstanding of $28,000,000, a reduction in interest expense in Fiscal 1999 of approximately $1.8 million, a net gain of $641,000 on the retirement of the Notes and a reduction in available cash of approximately $28,000,000. The net gain of $641,000 has been reflected in he Consolidated Statements of Operations as an extraordinary item.

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Several of the Company's businesses can experience fluctuations in quarterly performance. For example, newsstand revenues vary from issue to issue with higher revenues for special and higher priced issues and any issue including editorial or pictorial features that generate unusual public interest. In addition, revenues from the licensing of the Company's trademarks, products and videos vary with the timing of new agreements. As a result, the Company's performance in any quarterly period is not necessarily indicative of full-year results.

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 2, 1999, the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The Automotive Magazines were sold on March 2, 1999. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming, and pay subscription service on the internet.

Results of Operations (Three Months Ended June 30, 1999 vs. 1998)

The Company's revenues were $17.7 million for the three months ended June 30, 1999, compared to revenues of $27.7 million for the three months ended June 30, 1998, a decrease of $10.0 million. Of this decrease, $5.9 million is attributable to the loss of revenue from the sale of the Automotive Magazines that were sold in the first quarter of 1999. Newsstand revenues were $8.9 million and $11.6 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $2.7 million. The Automotive Magazines accounted for $1.2 million of this decrease. Newsstand revenues for Mens Magazines were $8.9 and $10.5 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $1.6 million. Advertising revenues were $2.1 and $7.1 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $5.0 million. Of this decrease, $3.7 million is attributable to the loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $1.3 million. Subscription revenues were $1.7 million and $3.0 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $1.3 million. The decrease in subscription revenues is primarily attributable to a $1.0 million decrease in subscription revenues from Automotive Magazines that were sold in the first quarter and a $0.3 million decrease in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $4.3 million and $5.1 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.8 million. Revenues from the Company's video business were $0.6 million and $0.8 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.2 million. Revenues from the Company's internet business were $3.3 million and $3.7 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.4 million.

Income from operations was $.9 million for the three months ended June 30, 1999, compared to $2.8 million for the three months ended June 30, 1998. Income from operations was negatively impacted by decreased revenues, in part due to the sale of the Automotive Magazines on March 2, 1999, which was partially offset by a decrease in production, distribution and editorial costs resulting from a decrease in the copies printed and fewer issues of certain publications, as well as decreased selling, general and administrative expenses, both due to the sale of the Automotive Magazines.

Net non-operating expense for the three months ended June 30, 1999 was $1.8 million for the three months ended June 30, 1999, compared to net non-operating expenses of $2.3 million for the three months ended June 30, 1998, a decrease of $0.5 million. This decrease is attributable to a reduction in interest expense of $0.4 million due to a reduction in debt and an increase in interest income of $0.1 million. Included in interest expense is the amortization of debt issuance costs and discounts of $0.2 million for the three months ended June 30, 1999, compared to $0.3 million for the three months ended June 30, 1998.

Net loss for the three months ended June 30, 1999 was $0.2 million, compared to net income of $0.5 million for the three months ended June 30, 1998, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows (in millions):

                                                                  Income
                                        Net Revenue          from operations
                                        -----------          ---------------
                                           Three                   Three
                                       Months Ended            Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                      1998       1999         1998      1999
                                      ----       ----         ----      ----
Publishing Segment                   $22.6      $13.4        $ 3.5     $ 1.7
Entertainment Segment                  5.1        4.3          3.3       2.2
                                     -----      -----        -----     -----
                                     $27.7      $17.7        $ 6.8     $ 3.9
Corporate Administrative Expenses                             (4.0)     (3.0)
                                     -----      -----        -----     -----
                                     $27.7      $17.7        $ 2.8     $ 0.9
                                     =====      =====        =====     =====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                  Income
                                       Net Revenues          from operations
                                       ------------          ---------------
                                           Three                   Three
                                       Months Ended            Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                      1998       1999         1998      1999
                                      ----       ----         ----      ----
Penthouse  Magazine and
   the Affiliate Publications        $16.1      $12.9        $ 2.4     $ 1.3
Foreign edition licensing              0.6        0.5          0.4       0.4
Automotive  Magazines                  5.9         --          0.7        --
                                     -----      -----        -----     -----
                                     $22.6      $13.4        $ 3.5     $ 1.7
                                     =====      =====        =====     =====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $12.9 million and $16.1 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $3.2 million. Newsstand revenue was $8.9 million and $10.5 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $1.6 million. The decrease is attributable to a $0.4 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 4% decrease in the number of newsstand copies sold and a $1.2 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 25% in the number of newsstand copies sold, partially due to the publication of fewer issues of Girls of Penthouse and Hot Talk magazines and the suspension of publication of Penthouse Comix during the second half of 1998. Advertising revenue for Penthouse magazine and the Affiliate Publications was $2.1 million for the three months ended June 30, 1999, compared to $3.4 million for the three months ended June 30, 1998, a decrease of $1.3 million. The decline in advertising revenues is primarily attributable to a decrease in ad pages sold in Penthouse and the Affiliate Publications and a decrease in advertising rates per page for advertising pages sold in Penthouse magazine as well as decreased revenues due to fewer issues of certain magazines on sale, as noted above, partially offset by an increase in advertising rates per page for advertising pages sold in the Affiliate Publications during the three months ended June 30, 1999, as compared to the 1998 period. Subscription revenue was $1.7 million for the three months ended June 30, 1999, compared to $1.9 million for the three months ended June 30, 1998, a decrease of $0.2 million due primarily to a 7% decrease in the number of subsciption copies of Penthouse sold and a decline in the net revenue per copy of Penthouse sold, partially offset by a 2% increase in the number of subscription copies of the Affiliate Publications sold. The decreased rate per copy was due primarily to a change in the mix between agency sales (which generate a low per copy rate) and direct to customer sales.

Publishing-production, distribution and editorial expenses were $6.9 million and $8.3 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $1.4 million. Paper costs were $2.6 million for the three months ended June 30, 1999, compared to $3.1 million for the three months ended June 30, 1998, a decrease of $0.5 million. Print costs were $2.7 million for the three months ended June 30, 1999, compared to $2.9 million for the three months ended June 30, 1998, a decrease of $0.2 million. The decrease in paper and print costs is due primarily to a decrease in the number of pages per issue, a decrease in copies printed and fewer issues of certain publications printed, as discussed above, during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Distribution costs were $1.1 million for the three months ended June 30, 1999, compared to $1.3 million for the three months ended June 30, 1998, a decrease of $0.2 million. Editorial costs were $0.7 million for the three months ended June 30, 1999, compared to $0.9 million for the three months ended June 30, 1998, a decrease of $0.2 million.

Selling, general and administrative expenses were $4.6 million for the three months ended June 30, 1999 compared to $5.4 million for the three months ended June 30, 1998, a decrease of $0.8 million. The decrease occurred primarily because expenses during the June 30, 1998 period were increased due to the write off of an uncollectible advertising account receivable of $0.7 million which arose in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $0.5 million for both the three months ended June 30, 1999 and 1998. Selling, general and administrative expenses were $0.1 million for both the three months ended June 30, 1999 and 1998.

Automotive Magazines

On March 2, 1999, the Company sold substantially all the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly owned subsidiary, General Media Automotive Group, Inc. to EMAP Petersen, Inc. (See
Note 6 of the Notes to Condensed Consolidated Financial Statements). As a result there were no significant revenues or expenses for the Automotive Magazines during the three months ended June 30, 1999. Revenues for the Automotive Magazines were $5.9 million for the three months ended June 30, 1998. This consisted of newsstand revenues of $1.2 million, advertising revenues of $3.7 million and subscription revenues of $1.0 million.

Publishing-production, distribution and editorial expenses were $2.9 million for the three months ended June 30, 1998. This consisted of paper costs of $1.2 million, print costs of $1.0 million, distribution costs of $0.6 million and editorial costs of $0.1 million.

Selling, general and administrative expenses were $2.3 million for the three months ended June 30, 1998.

Entertainment Segment

Revenues from the Entertainment Segment were $4.3 million for the three months ended June 30, 1999, compared to $5.1 million for the three months ended June 30, 1998, a decrease of $0.8 million. The Company's video business revenues were $0.6 million for the three months ended June 30, 1999 compared to $0.8 million for the three months ended June 30, 1998, a decrease of $0.2 million. The decrease is due to a decline in sales through the Company's wholesale distributor and to mailorder sales in the prior period of a videocassette featuring a well known television personality. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.2 million. Revenues for the second quarter of 1999 were lower due to a decline in billable minutes and an increase in credit card chargebacks at the Company's smaller service bureaus. The Company's internet business revenues were $3.3 million and $3.7 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $0.4 million. The decrease occurred due to a reduction in revenue of $0.2 million from another live internet site "linked" to the Company's site. In addition, there was a decrease of $0.2 million primarily caused by an increase in credit card processing fees by the Company's merchant banks during the 1999 period.

Direct costs were $0.5 million for the three months ended June 30, 1999, compared to $0.4 million for the three months ended June 30, 1998, an increase of $0.1 million. The increase is due to commissions paid to third party internet content providers.

Selling, general and administrative expenses were $1.6 million and $1.5 million for the three months ended June 30, 1999 and June 30, 1998, respectively, an increase of $0.1 million. The increase is due primarily to higher data processing, consulting and personnel expenses relating to the continued development and expansion of the Company's internet business.

Corporate Administrative Expenses

Corporate administrative expenses include executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $3.0 million for the three months ended June 30, 1999, compared to $4.0 million for the three months ended June 30, 1998, a decrease of $1.0 million. The decrease is due primarily to lower salary expense as a result of corporate downsizing ($0.3 million), lower legal expenses ($0.3), decreased depreciation expense ($0.3 million) and lower rent expense ($0.1 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended June 30, 1999 and 1998.

Results of Operations (Six Months Ended June 30, 1999 vs. 1998)

The Company's revenues were $40.5 million for the six months ended June 30, 1999, compared to revenues of $55.7 million for the six months ended June 30, 1998, a decrease of $15.2 million. Of this decrease, $7.0 million is attributable to the sale of the Automotive Magazines in the first quarter of 1999. Newsstand revenues were $19.1 million and $23.7 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $4.6 million. The sale of the Automotive Magazines accounted for $1.6 million of this decrease. Newsstand revenues for Mens Magazines were $18.1and $21.1 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $3.0 million. Advertising revenues were $7.6 and $13.5 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $5.9 million. Of this amount, $4.2 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $1.7 million. Subscription revenues were $4.4 million and $6.0 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $1.6 million. Of this decrease, $1.3 million is attributable to the sale of the Automotive Magazines and $0.3 million is attributable to a decline in subscription revenues from Mens Magazines. Revenues for the Entertainment Segment were $7.9 million and $10.8 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $2.9 million. Revenues from the Company's video business were $1.2 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.8 million. Revenues from the Company's pay-per-call business were $0.8 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.8 million. Revenues from the Company's internet business were $6.0 million and $7.3 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $1.3 million.

Income from operations was $0.9 million for the six months ended June 30, 1999, compared to $5.1 million for the six months ended June 30, 1998. Income from operations was negatively impacted by decreased revenues, in part due to the sale of the Automotive Magazines on March 2, 1999, which was partially offset by a decrease in production, distribution and editorial costs resulting from a decrease in the copies printed and fewer issues of certain publications, as well as decreased selling, general and administrative expenses, both due to the sale of the Automotive Magazines.

Net non-operating income for the six months ended June 30, 1999 was $26.7 million, compared to net non-operating expenses of $4.7 million for the six months ended June 30, 1998. Included in non-operating income for the six months ended June 30, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines (See Note 6 of the Notes to Condensed Consolidated Financial Statements). Included in interest expense is the amortization of debt issuance costs and discounts of $0.5 million for the six months ended June 30, 1999, compared to $0.6 million for the six months ended June 30, 1998.

Net income for the six months ended June 30, 1999 was $27.0 million, compared to net income of $0.4 million for the six months ended June 30, 1998, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows (in millions):

                                                                  Income
                                        Net Revenue          from operations
                                        -----------          ---------------
                                            Six                     Six
                                       Months Ended            Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                      1998       1999         1998      1999
                                      ----       ----         ----      ----

Publishing Segment                   $44.9      $32.5        $ 6.7     $ 4.2
Entertainment Segment                 10.8        8.0          6.5       3.7
                                     -----      -----        -----     -----
                                     $55.7      $40.5        $13.2     $ 7.9
Corporate Administrative Expenses                             (8.1)     (7.0)
                                     -----      -----        -----     -----
                                     $55.7      $40.5        $ 5.1     $ 0.9
                                     =====      =====        =====     =====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                  Income
                                       Net Revenues          from operations
                                       ------------          ---------------
                                            Six                     Six
                                       Months Ended            Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                      1998       1999         1998      1999
                                      ----       ----         ----      ----
Penthouse  Magazine and
   the Affiliate Publications        $31.9      $26.6        $ 4.3     $ 2.9
Foreign edition licensing              1.1        1.0          0.9       0.8
Automotive  Magazines                 11.9        4.9          1.5       0.5
                                     -----      -----        -----     -----
                                     $44.9      $32.5        $ 6.7     $ 4.2
                                     =====      =====        =====     =====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $26.7 million and $31.9 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $5.2 million. Newsstand revenue was $18.1 million and $21.1 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $3.0 million. The decrease is attributable to a $0.9 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 5% decrease in the number of newsstand copies sold and a $2.1 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 23% in the number of newsstand copies sold, partially due to the publication of fewer issues of Girls of Penthouse and Hot Talk magazines and the suspension of publication of Penthouse Comix during the second half of 1998. Advertising revenue for Penthouse magazine and the Affiliate Publications was $3.7 million for the six months ended June 30, 1999, compared to $5.4 million for the six months ended June 30, 1998, a decrease of $1.7 million. The decline in advertising revenues is primarily attributable to a decrease in ad pages sold in Penthouse magazine and a decrease in advertising rates per page for advertising pages sold in Penthouse magazine as well as decreased revenues due to fewer issues of certain magazines on sale, as noted above, partially offset by an increase in advertising rates per page in the Affiliate Publications during the six months ended June 30, 1999, as compared to the 1998 period. Subscription revenue was $3.6 million for the six months ended June 30, 1999, compared to $3.9 million for the six months ended June 30, 1998, a decrease of $0.3 million due primarily to a 1% decline in the number of subscription copies sold of Penthouse and a decline in the net revenue per copy of Penthouse sold, partially offset by a 5% increase in the number of subscription copies of the Affiliate Publications sold.

Publishing-production, distribution and editorial expenses were $14.4 million and $16.9 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $2.5 million. Paper costs were $5.1 million for the six months ended June 30, 1999, compared to $6.3 million for the six months ended June 30, 1998, a decrease of $1.2 million. Print costs were $5.4 million for the six months ended June 30, 1999, compared to $6.3 for the six months ended June 30, 1998, a decrease of $0.9 million. The decrease in paper and print costs is due primarily to a decrease in the cost of paper, a decrease in copies printed and fewer issues of certain publications printed, as discussed above, during the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Distribution costs were $2.3 million for the six months ended June 30, 1999, compared to $2.5 million for the six months ended June 30, 1998. Editorial costs were $1.6 million for the six months ended June 30, 1999, compared to $1.8 million for the six months ended June 30, 1998.

Selling, general and administrative expenses were $9.4 million for the six months ended June 30, 1999, compared to $10.7 million for the six months ended June 30, 1998, a decrease of $1.3 million. The decrease occurred because expenses during the June 30, 1998 period were increased due to the write off of an uncollectible advertising account receivable of $1.2 million which arose in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell audiotext advertising in the Company's magazines.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $1.0 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Selling, general and administrative expenses were $0.2 million for both six month periods ended June 30, 1999 and 1998.

Automotive Magazines

Revenues for the Automotive Magazines were $4.9 million and $11.9 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $7.0 million. The decrease is primarily attributable to the sale of the Automotive Magazines. Newsstand revenues were $1.0 million and $2.6 million for the six months ended June 30, 1999 and June 30, 1998, respectively, a decrease of $1.6 million. The decrease is due primarily to the publication of fewer issues of the Automotive Magazines during the 1999 period, as a result of the sale of the Automotive Magazines on March 2, 1999 (See Note 6 of the Notes to Condensed Consolidated Financial Statements). Advertising revenues were $3.0 million and $7.2 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $4.2 million, which is due primarily to the publication of fewer issues of certain publications, as noted above, during the six months ended June 30, 1999, as well as the loss of advertising revenue from Four Wheeler Television as a result of the sale of the Automotive Magazines. Subscription revenues were $0.8 million and $2.1 million for the six month period ended June 30, 1999 and 1998, respectively, a decrease of $1.3 million. The decrease is due primarily to the publication of fewer issues of the Automotive Magazines, as noted above, during the six months ended June 30, 1999.

Publishing-production, distribution and editorial expenses were $2.5 million and $5.8 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $3.3 million. Paper costs were $1.0 million and $2.4 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $1.4 million. Print costs were $0.9 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $1.1 million. Distribution costs were $0.6 million and $1.3 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.7. Editorial costs were $0.1 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $1.9 million and $4.6 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $2.7 million. The decrease is primarily attributable to a reduction in selling, general and administrative expenses as a result of the sale of the Automotive Magazines, as noted above.

Entertainment Segment

Revenues from the Entertainment Segment were $7.9 million for the six months ended June 30, 1999, compared to $10.8 million for the six months ended June 30, 1998, a decrease of $2.9 million. The Company's video business revenues were $1.2 million for the six months ended June 30, 1999, compared to $2.0 million for the six months ended June 30, 1998, a decrease of $0.8 million. The decrease is due to a decline in sales through the Company's national wholesale distributor and to sales in the prior period of a videocassette featuring a well know television personality. Revenues from the Company's pay-per-call business were $0.8 million and $1.6 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $0.8 million. Commencing February 1, 1998, the Company engaged a new service bureau to process its main pay-per-call business. Accordingly, revenues for the first half of 1999 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. In addition, revenues for the first half of 1999 were lower due to a decline in billable minutes and an increase in credit card chargebacks at the Company's smaller service bureaus. The Company's internet business revenues were $6.0 million and $7.3 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $1.3 million. The decrease occurred due to a reduction in revenue of $0.6 million from another live internet site "linked" to the Company's site. In addition, there was a decrease of $0.2 million caused by an increase in the reserve for future charge backs from credit card sales of subscriptions to the Company's internet services, a deferral to future periods of $0.3 million of revenue from the internet memberships to more closely match the revenue to the subscription periods and a decrease of $0.2 million primarily caused by an increase in credit card processing fees charged by the Company's merchant banks during the 1999 period.

Direct costs were $0.9 million for the six months ended June 30, 1999, compared to $1.3 million for the six months ended June 30, 1998, a decrease of $0.4 million. Direct costs decreased by $0.5 million due to the change in service bureaus processing the Company's pay-per-call business, as discussed above, offset partially by an increase in direct costs of $0.1 million due to commissions paid to third party internet content providers.

Selling, general and administrative expenses were $3.3 million and $3.0 million for the six months ended June 30, 1999 and June 30, 1998, respectively, an increase of $0.3 million. The increase is due primarily to higher data processing, consulting and personnel expense relating to the continued development and expansion of the Company's internet business.

Corporate Administrative Expenses

Corporate administrative expense include executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $7.0 million for the six months ended June 30, 1999, compared to $8.1 million for the six months ended June 30, 1998, a decrease of $1.1 million. The decrease is due to decreased salary expense ($0.5 million), decreased rent expense ($0.2 million) and decreased depreciation expense ($0.4 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.2 million for both the six months ended June 30, 1999 and 1998.

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

The Company expects to complete the remaining steps of the process described above by October 31, 1999 and further expects that all of its critical computer systems will be fully Year 2000 compliant before the end of 1999. There can be no assurance, however, that the Company will achieve full Year 2000 compliance before the end of 1999 or that effective continency plans will be developed or implemented. A failure of the Company's computer systems or the Company's vendors or customers to effectively upgrade their software and systems for the transition to the year 2000 could have a material adverse effect on the Company's business, financial position and results of operations.

The Company estimates that it will incur costs of between $1.0 million and $1.5 million to become Year 2000 compliance; although the Company's evaluation of the Year 2000 problem is not yet complete and actual costs may be higher. Costs will be expensed or capitalized as appropriate, as they are incurred. As of June 1999, approximately $0.9 million of such costs had already been incurred.

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

Liquidity and Capital Resources

At June 30, 1999, the Company had $5.3 million in cash and cash equivalents, compared to $6.4 million at December 31, 1998. The decrease in cash and cash equivalents during the six months ended June 30, 1999, resulted from cash flows provided by investing activities of $34.9 million (the sale of the Automotive Magazines), partially offset by net cash flows used in operating activities of $8.7 million and cash flows used in financing activities of $27.2 million (the repurchase of Senior Secured Notes of $26.6 million).

Cash flows from operating activities

Net cash used in operating activities was $8.7 million for the six months ended June 30, 1999, compared to net cash provided by operating activities of $2.5 million for the six months ended June 30, 1998. Net cash used in operating activities for the six months ended June 30, 1999 was primarily the result of income from operations for the period, offset by decreased accounts payable balances due to the timing of payments to vendors. Net cash provided by operating activities for the six months ended June 30, 1998 was primarily the result of income from operations for the period.

Cash flows from investing activities

Cash provided by investing activities was $34.9 million for the six months ended June 30, 1999, compared to net cash used in investing activities of $0.2 million for the six months ended June 30, 1998. Cash provided by investing activities for the six months ended June 30, 1999 was primarily the result of the sale of the Automotive Magazines (See Note 6 of the Notes to Condensed Consolidated Financial Statements) for $35.0 million, offset by capital expenditures of $0.1 million. Cash used in investing activities for the six months ended June 30, 1998 was primarily the result of capital expenditures of $0.2 million.

Cash flows from financing activities

Cash flows used in financing activities were $27.2 million for the six months ended June 30, 1999, compared to cash flows used in financing activities of $0.6 million for the six months ended June 30, 1998. Affiliated company advances at June 30, 1999 increased $0.6 million from the December 31, 1998 balance, whereby the Company is owed $2.7 million by GMI as of June 30, 1999. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In June 1998, the Company received as partial payment of the amount the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Management intends to sell such assets. The reimbursement by GMI, in the amount of $2.7 million, has not been made by August 13, 1999. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At June 30, 1999, the Company has a loan outstanding to the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11.0% per annum, and is payable on December 31, 1999.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's revenues decreased for the first six months of 1999 compared to the same period of the prior year. However the Company's results from operations were positively impacted by the sale of the Automotive Magazines which resulted in net income to the Company in the first six months of 1999 (See Note 6 to Condensed Consolidated Financial Statements). While it is difficult to predict future results of operations, it is unlikely that the Company can achieve net income for the balance of 1999 from continuing operations. The Company continues to invest in and expand its internet service, and expects the entertainment segment to grow despite the decrease experienced in the first six months of 1999 when compared to the prior period. Revenue from the internet service, as discussed above, decreased as a result of a reduction in revenue of $0.6 million from another internet site "linked" to the Company's site. In addition, there was a decrease of $0.2 million as a result of an increase in the reserve for future charge backs from credit card sales of subscriptions to the Company's internet services, a deferral to future periods of $0.3 million of revenue from the internet memberships to more closely match the revenue to the subscription periods and a decrease of $0.2 million primarily caused by an increase in credit card processing fees charged by the Company's merchant banks during the 1999 period. However, the Company expects the growth of its core internet business to offset the effect of these negative factors by the end of the year and provide for growth in the future.

The Company has a $2.8 million semiannual interest payment due on December 31, 1999 and June 30, 2000. Management of the Company believes that it will have sufficient cash resources through positive cash flows from operations and use of its existing cash balances to enable it to meet its obligations over the next twelve months.

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

Interest Rates-As of June 30, 1999, the Company had debt of $51.8 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

                            Part II-Other Information

Item 1. Legal Proceedings

In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Men's Adventure Comix. By decision dated December 2, 1998, United States District Court Judge Michael B. Mukassey dismissed the plaintiffs' federal claims. The plaintiffs' have indicated their intention to file a similar claim in New York State Courts, however no such claim has yet been filed. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

      (b)         Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       General Media, Inc.
                                       (Registrant)


Dated: August 13, 1999           By:   /s/ John D. Orlando
                                       -----------------------------------------
                                                  Signature

                                       John D. Orlando
                                       Senior Vice President-Chief
                                       Financial Officer

                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

                                                 EXHIBIT INDEX

Exhibit No.     Item
-----------     ----

27              Financial Data Schedule

--------------------------------------------------------------------------------