Form 10-Q
period 1999-09-30
GENERAL MEDIA INC
filed 1999-11-15
CIK 920771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


                                                        Commission
For the Quarterly Period Ended September 30, 1999       File No. 33-76716

                               General Media, Inc.
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

            Class                           Outstanding at November 15, 1999
            -----                           --------------------------------
Common stock, $.01 par value                            475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I-FINANCIAL INFORMATION

      Item 1.     Financial Statements                                       3

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                10

      Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                                         22

PART II- OTHER INFORMATION

      Item 1.     Legal Proceedings                                         22

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

Item 1. Financial Statements

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                             (amounts in thousands)

                                                                         Nine months ended            Three months ended
                                                                           September 30,                 September 30,
                                                                           -------------                 -------------
                                                                        1998           1999           1998           1999
                                                                      --------       --------       --------       --------
Net revenues
     Publishing
        Newsstand                                                     $ 35,049       $ 28,406       $ 11,389       $  9,282
        Advertising                                                     19,907         10,208       $  6,456       $  2,633
        Subscription                                                     9,020          6,026       $  3,018       $  1,596
        Other                                                            2,551          2,118       $    745       $    709
                                                                                                                   $      0
     Entertainment                                                      15,136         12,544       $  4,315       $  4,598
                                                                      --------       --------       --------       --------

                                                                        81,663         59,302         25,923         18,818
                                                                      --------       --------       --------       --------
Operating costs and expenses
     Publishing-production, distribution and editorial                  33,774         25,725         11,039          8,831
     Entertainment- direct costs                                         2,043          1,512            570            564
     Selling, general and administrative                                38,295         30,710         13,008          9,752
     Rent expense from affiliated companies                                400            361            163            120
     Depreciation and amortization                                       1,374            728            459            217
                                                                      --------       --------       --------       --------

                           Total operating costs and expenses           75,886         59,036         25,239         19,484
                                                                      --------       --------       --------       --------

                            Income (loss) from operations                5,777            266            684           (666)
                                                                      --------       --------       --------       --------

Other income (expense)
     Gain on sale of Automotive Group                                                  30,734
     Interest expense                                                   (7,441)        (6,277)        (2,477)        (1,689)
     Interest income                                                       386            643            107            105
                                                                      --------       --------       --------       --------

Income (loss) before taxes                                              (1,278)        25,366         (1,686)        (2,250)

     Income taxes                                                                       1,287
                                                                      --------       --------       --------       --------

Net income (loss) before extraordinary item                             (1,278)        24,079         (1,686)        (2,250)

Extraordinary gain from early extinguishment of debt,
     net of income taxes of $50,000 in 1999 (Notes 4 & 6)                                 641
                                                                      --------       --------       --------       --------

Net income (loss)                                                       (1,278)        24,720         (1,686)        (2,250)

Accumulated deficit-beginning of period                                (75,214)       (79,493)       (75,206)       (52,523)
                                                                      --------       --------       --------       --------

Less: Cash dividend paid                                                  (400)
                                                                      --------       --------       --------       --------

Accumulated deficit-end of period                                     ($76,892)      ($54,773)      ($76,892)      ($54,773)
                                                                      ========       ========       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                             (amounts in thousands)

                                                                     December 31,     September 30,
                                                                        1998              1999
                                                                     ------------     -------------
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  6,432          $  7,683
     Accounts receivable, net of allowance
        for doubtful accounts                                            9,083             6,728
     Inventories                                                         4,658             4,795
     Prepaid expenses and other current assets                           3,378             1,842
     Due from affiliated companies                                       2,143             2,446
     Loan to shareholder                                                   985             1,036
                                                                      --------          --------

                                       Total current assets             26,679            24,530

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                                       3,743             3,383

OTHER ASSETS
     Intangible assets, net                                              2,577
     Deferred subscription aquisition costs                              3,041               480
     Deferred debt issuance costs, net                                   1,998               900
     Loan to affiliated company                                          1,086             1,086
     Other                                                               2,824             2,428
                                                                      --------          --------

                                                                        11,526             4,894
                                                                      --------          --------

                                                                      $ 41,948          $ 32,807
                                                                      ========          ========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                                 $ 16,538          $ 12,331
     Deferred subscription revenue                                      11,729             6,483
     Deferred internet revenue                                           1,800             2,350
     Other liabilities and accrued expenses                              5,426             9,091
                                                                      --------          --------

                      Total current liabilities                         35,493            30,255

SENIOR SECURED NOTES                                                    79,645            51,809

UNEARNED REVENUE                                                         3,089             2,302

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                      1,791             1,791


STOCKHOLDERS' DEFICIENCY
     Common stock, $.01 par value; 1,000,000
        shares; issued and outstanding, 475,000 shares                       5                 5
     Capital in excess of par value                                      1,418             1,418
     Accumulated distributions, net of retained earnings               (79,493)          (54,773)
                                                                      --------          --------

                                                                       (78,070)          (53,350)
                                                                      --------          --------

                                                                      $ 41,948          $ 32,807
                                                                      ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      General Media, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                             (amounts in thousands)

                                                                    Nine months ended
                                                                       September 30,
                                                                       -------------
                                                                    1998          1999
                                                                -----------     ----------
Cash flows from operating activities
Net income / (loss)                                               ($ 1,278)      $ 24,720
Adjustments to reconcile net loss to
    cash used in operating activities

    Depreciation and amortization                                    1,374            728
    Extraordinary gain from early extinguishment of debt                             (641)
    Amortization of debt issuance costs and discounts                  877            753
    Disposition of  Automotive Magazine assets, net of tax                        (29,447)
    Net change in operating assets and liabilities                    (231)        (2,472)
                                                                  --------       --------

         Net cash provided by (used in) operations                     742         (6,359)
                                                                  --------       --------

Cash flows from investing activities

    Proceeds from sale of Automotive Magazines                                     35,000
    Capital expenditures                                              (709)          (436)
                                                                  --------       --------

         Net cash provided by (used in) investing activities          (709)        34,564
                                                                  --------       --------

Cash flows from financing activities

    Repurchase of Senior Secured Notes                                            (26,600)
    Advances to affiliated companies                                  (955)        (1,859)
    Loan to shareholder                                               (136)           (51)
    Repayment by affiliated companies                                  470          1,556
    Dividends paid                                                    (400)             0
                                                                  --------       --------

         Net cash used in financing activities                      (1,021)       (26,954)
                                                                  --------       --------

         Net increase in cash and cash equivalents                    (988)         1,251

Cash and cash equivalents at beginning of period                     7,308          6,432
                                                                  --------       --------

Cash and cash equivalents at end of period (Note 6)               $  6,320       $  7,683
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

2. Inventories

Inventories consist of the following:

                                             December 31,    September 30,
                                                1998              1999
                                            ------------     -------------
                                            -------- In  Thousands --------

Paper and printing                               $1,807            $1,732
Editorials and pictorial                          2,080             2,288
Film and programming costs                          771               775
                                                 ------            ------
                                                 $4,658            $4,795
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

The indenture contains covenants that, among other things, (i) restricts the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) requires the Company to maintain a minimum consolidated tangible net worth (deficiency), as defined, of $(81.6) million, and (iii) restricts the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the indenture, however are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of September 30, 1999, the Company was in compliance with all such covenants.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

5. Statement of Cash Flows

Cash payments made for interest during the nine months ended September 30, 1999 and 1998 were $4.1 million and $4.4 million, respectively.

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

On April 27, 1999, the Company tendered an Offer To Purchase and Consent Solicitation Agreement (the "Offer") to the registered holders (the "Noteholders") of the Notes. The Offer solicited consents from Noteholders for the adoption of certain proposed waivers and amendments to the Indenture, and solicited the Noteholders consent to the Company's offer to purchase for cash, on a pro-rata basis, $28,000,000 in aggregate principal amount of the Notes from the proceeds received from the sale of the Automotive Magazines ( the "Sales Proceeds") . The purchase price offered was $0.95 for each $1.00 in principal amount of Notes tendered and accepted pursuant to the Offer, plus accrued interest through and including the date of purchase. The Offer further requested the Noteholders to consent to the release to the Company for general working capital of approximately $2.7 million remaining from the Sales Proceeds, after giving effect to the purchase of the Notes contemplated in the Offer and costs associated with sale of the Automotive Magazines. In May 1999 a majority of the Noteholders consented to the waivers and amendments to the Indenture and tendered the full $28,000,000 in principal amount of Notes for purchase by the Company for cash of $26,600,000. The remaining cash of approximately $2.7 million was released to the Company for general working capital purposes.

                      General Media, Inc. and Subsidiaries
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

6. (Continued)

The effect of this Offer was a reduction in Notes outstanding of $28,000,000, a reduction in interest expense in Fiscal 1999 of approximately $1,800,000, a net gain of $641,000 on the retirement of the Notes and a reduction in available cash of approximately $28,000,000. The net gain of $641,000 has been reflected in the Consolidated Statements of Operations as an extraordinary item.

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Several of the Company's businesses can experience fluctuations in quarterly performance. For example, newsstand revenues vary from issue to issue with higher revenues from special and higher priced issues and any issue including editorial or pictorial features that generate unusual public interest. In addition, revenues from the licensing of the Company's trademarks, products and videos vary with the timing of new agreements. As a result, the Company's performance in any quarterly period is not necessarily indicative of full-year results.

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 2, 1999, the publication of four specialty automotive magazines; Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly (the "Automotive Magazines"). The Automotive Magazines were sold on March 2, 1999. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming, and paid membership fees to the Penthouse internet site.

Results of Operations (Three  Months Ended September 30, 1999  vs. 1998)

The Company's revenues were $18.8 million for the three months ended September 30, 1999, compared to revenues of $25.9 million for the three months ended September 30, 1998, a decrease of $7.1 million. Of this decrease, $5.6 million is attributable to the loss of revenue from the sale of the Automotive Magazines that were sold in the first quarter of 1999. Newsstand revenues were $9.3 million and $11.4 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $2.1 million. The Automotive Magazines accounted for $1.2 million of this decrease. Newsstand revenues for Mens Magazines were $9.3 and $10.2 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $0.9 million. Advertising revenues were $2.6 and $6.5 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $3.9 million. Of this decrease, $3.4 million is attributable to the loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $0.5 million. Subscription revenues were $1.6 million and $3.0 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $1.4 million. The decrease in subscription revenues is primarily attributable to a $1.1 million decrease in subscription revenues from Automotive Magazines and a $0.3 million decrease in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $4.6 million and $4.3 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $0.3 million. Revenues from the Company's video business were $0.9 million and $0.7 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $0.2 million. Revenues from the Company's pay-per-call business were $0.4 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $0.1 million. Revenues from the Company's internet business were $3.3 million and $3.1 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $0.2 million.

Loss from operations was $0.7 million for the three months ended September 30, 1999, compared to income of $0.7 million for the three months ended September 30, 1998. Income from operations was negatively impacted by decreased revenues, primarily due to the sale of the Automotive Magazines on March 2, 1999, to the adverse impact of the continuing consolidation in the domestic single copy magazine distribution system which caused circulation of Penthouse magazine and the Affiliate Publications to decrease and to extra production, distribution and editorial costs due to the publication of a special 30th Anniversary issue of Penthouse magazine which was a larger than the normal Penthouse issue, partially offset by decreased selling, general and administrative expenses due to the sale of the Automotive Magazines.

Net non-operating expense was $1.6 million for the three months ended September 30, 1999, compared to net non-operating expenses of $2.4 million for the three months ended September 30, 1998, a decrease of $0.8 million, which was wholly attributable to a reduction in interest expense due to a reduction in debt. Included in interest expense is the amortization of debt issuance costs and discounts of $0.2 million for the three months ended September 30, 1999, compared to $0.3 million for the three months ended September 30, 1998.

Net loss for the three months ended September 30, 1999 was $2.3 million, compared to net loss of $1.7 million for the three months ended September 30, 1998, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows (in millions):

                                                              Income (Loss)
                                           Net Revenue       From Operations
                                           -----------       ---------------
                                             Three                Three
                                          Months Ended        Months Ended
                                          September 30,       September 30,
                                          -------------       -------------
                                         1998      1999      1998      1999
                                        -----     -----     -----     -----

Publishing Segment                      $21.6     $14.2     $ 3.2     $ 0.4
Entertainment Segment                     4.3       4.6       2.2       2.7
                                        -----     -----     -----     -----
                                        $25.9     $18.8     $ 5.4     $ 3.1
Corporate Administrative Expenses                            (4.7)     (3.8)
                                        -----     -----     -----     -----
                                        $25.9     $18.8     $ 0.7     $(0.7)
                                        =====     =====     =====     =====

Publishing Segment

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                              Income (Loss)
                                             Net Revenues    From Operations
                                             ------------    ---------------
                                                 Three           Three
                                             Months Ended     Months Ended
                                             September 30,    September 30,
                                             -------------    -------------
                                             1998     1999    1998    1999
                                             ----     ----    ----    ----
Penthouse Magazine and
   the Affiliate Publications               $15.5    $13.7    $2.2    $0.0
Foreign edition licensing                     0.5      0.5     0.4     0.4
Automotive Magazines                          5.6       --     0.6      --
                                            -----    -----    ----    ----
                                            $21.6    $14.2    $3.2    $0.4
                                            =====    =====    ====    ====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $13.7 million and $15.5 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $1.8 million. Newsstand revenue was $9.3 million and $10.2 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $0.9 million. The decrease is attributable to a $0.1 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 5% decrease in the number of newsstand copies sold and a $0.8 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 19% in the number of newsstand copies sold. These decreases were primarily due to the adverse impact of the continuing consolidation in the domestic single copy magazine distribution system which caused circulation of Penthouse and the Affiliate Publications to decrease and to the publication of fewer issues of Girls of Penthouse magazine during the third quarter of 1999. Advertising revenue for Penthouse magazine and the Affiliate Publications was $2.6 million and $3.1 million, for the three months ended September 30, 1999 and 1998, respectively, a decrease of $0.5 million. The decrease in advertising revenues is primarily attributable to a decrease in the number of pay-per-call ad pages sold in Penthouse and the Affiliate Publications during the three months ended September 30, 1999. The advertising rate for sexually oriented products and services, such as pay-per-call services, is higher than for other advertisers, and therefore the decrease in pay-per-call ad pages sold resulted in a decrease in the average rate per page for advertising pages sold in Penthouse magazine. This decrease was partially offset by an increase in the average rate per page for advertising pages sold in the Affiliate Publications. The advertisements in the Affiliate Publications are virtually all for sexually oriented products and services and consequently there was no adverse change associated with the mix of advertisers in these magazines. Subscription revenue was $1.6 million for the three months ended September 30, 1999, compared to $1.9 million for the three months ended September 30, 1998, a decrease of $0.3 million due primarily to a 12% decrease in the number of subsciption copies of Penthouse sold and a decline in the net revenue per copy of Penthouse sold. The decreased revenue per copy was due primarily to a change in the mix between agency sales (which generate low revenue per copy) and direct to customer sales. There was no variance in the number of subscription copies or in the net revenue per copy of the Affiliate Publications sold.

Publishing-production, distribution and editorial expenses were $8.8 million and $8.2 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $0.6 million. Paper costs were $3.3 million for the three months ended September 30, 1999, compared to $3.2 million for the three months ended September 30, 1998, an increase of $0.1 million. The increase in paper costs is due primarily to an increase in the number of pages printed as a result of the publication of a special 30th Anniversary (September 1999) issue of Penthouse magazine which was a larger size than the normal Penthouse issue, offset by a decrease in the copies printed of the other Penthouse issues and of the Affiliate Publications printed during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. Print costs were $3.1 million for the three months ended September 30, 1999 and 1998. Distribution costs were $1.3 million for the three months ended September 30, 1999, compared to $1.2 million for the three months ended September 30, 1998, an increase of $0.1 million. Editorial costs were $1.0 million for the three months ended September 30, 1999, compared to $0.8 million for the three months ended September 30, 1998, an increase of $0.2 million.

Selling, general and administrative expenses were $4.8 million for the three months ended September 30, 1999 compared to $5.1 million for the three months ended September 30, 1998, a decrease of $0.3 million. The decrease occurred primarily because expenses during the September 30, 1998 period were increased due to the write off of an uncollectible advertising account receivable of $0.3 million which arose in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell pay-per-call advertising in the Company's magazines.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $0.5 million for both the three months ended September 30, 1999 and 1998. Selling, general and administrative expenses were $0.1 million for both the three months ended September 30, 1999 and 1998.

Automotive Magazines

On March 2, 1999, the Company sold substantially all the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly owned subsidiary, General Media Automotive Group, Inc. to EMAP Petersen, Inc. (See
Note 6 of the Notes to Condensed Consolidated Financial Statements). As a result there were no significant revenues or expenses for the Automotive Magazines during the three months ended September 30, 1999. Revenues for the Automotive Magazines were $5.6 million for the three months ended September 30, 1998.

Entertainment Segment

Revenues from the Entertainment Segment were $4.6 million for the three months ended September 30, 1999, compared to $4.3 million for the three months ended September 30, 1998, an increase of $0.3 million. The Company's video business revenues were $0.9 million for the three months ended September 30, 1999 compared to $0.7 million for the three months ended September 30, 1998, an increase of $0.2 million. The increase is due to an increase in international licensing revenue and an increase in pay-per-view television sales in the current period. Revenues from the Company's pay-per-call business were $0.4 million and $0.5 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of $0.1 million. Revenues for the third quarter of 1999 were lower due to a decline in billable minutes and an increase in credit card chargebacks at the Company's smaller service bureaus. The Company's internet business revenues were $3.3 million and $3.1 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $0.2 million. The increase was primarily due to increased revenue from various third party content providers which have sites linked to the Company's site and a decrease in customer chargebacks and refunds due to improvements in the Company's internal credit card processing software and procedures, partially offset by a deferral to future periods of $0.3 million of revenue from the internet memberships to more closely match the revenue to the subscription periods.

Direct costs were $0.6 million for the three months ended September 30, 1999, compared to $0.5 million for the three months ended September 30, 1998, an increase of $0.1 million. The increase is due to commissions and fees paid to third party internet content providers.

Selling, general and administrative expenses were $1.3 million and $1.6 million for the three months ended September 30, 1999 and September 30, 1998, respectively, a decrease of $0.3 million. The decrease is due to a decrease in programming expenses related to the Company's internet business, a decrease in consulting expenses related to the Company's pay-per-call business and decreased salary and benefit costs due to a reduction in the number of employees working in the Company's video business.

Corporate Administrative Expenses

Corporate administrative expenses include executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $3.8 million for the three months ended September 30, 1999, compared to $4.7 million for the three months ended September 30, 1998, a decrease of $0.9 million. The decrease is due primarily to lower salary expense as a result of corporate downsizing ($0.8 million), decreased depreciation expense ($0.2 million) and lower rent expense ($0.2 million), partially offset by higher legal expenses ($0.3 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.1 million for the three months ended September 30, 1999, compared to $0.2 million for the three months ended September 30, 1998, a decrease of $0.1 million.

Results of Operations (Nine Months Ended September 30, 1999  vs. 1998)

The Company's revenues were $59.3 million for the nine months ended September 30, 1999, compared to revenues of $81.7 million for the nine months ended September 30, 1998, a decrease of $22.4 million. Of this decrease, $12.6 million is attributable to the sale of the Automotive Magazines in the first quarter of 1999. Newsstand revenues were $28.4 million and $35.0 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $6.6 million. The sale of the Automotive Magazines accounted for $2.7 million of this decrease. Newsstand revenues for Mens Magazines were $27.4 and $31.4 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $4.0 million. Advertising revenues were $10.2 and $19.9 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $9.7 million. Of this amount, $7.5 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $2.2 million. Subscription revenues were $6.0 million and $9.0 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $3.0 million. Of this decrease, $2.3 million is attributable to the sale of the Automotive Magazines and $0.7 million is attributable to a decline in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $12.5 million and $15.1 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $2.6 million. Revenues from the Company's video business were $2.1 million and $2.7 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $0.6 million. Revenues from the Company's pay-per-call business were $1.1 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1.0 million. Revenues from the Company's internet business were $9.3 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1.0 million.

Income from operations was $0.3 million for the nine months ended September 30, 1999, compared to $5.8 million for the nine months ended September 30, 1998. Income from operations was negatively impacted by decreased revenues, primarily due to the sale of the Automotive Magazines on March 2, 1999 and to the adverse impact of the continuing consolidation in the domestic single copy magazine distribution system which caused circulation of Penthouse and the Affiliate Publications to decrease, partially offset by a decrease in production, distribution and editorial costs resulting from a decrease in the copies printed and fewer issues of certain publications, as well as decreased selling, general and administrative expenses due to the sale of the Automotive Magazines.

Net non-operating income for the nine months ended September 30, 1999 was $25.1 million, compared to net non-operating expenses of $7.1 million for the nine months ended September 30, 1998. Included in non-operating income for the nine months ended September 30, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines (See Note 6 of the Notes to Condensed Consolidated Financial Statements). Included in interest expense is the amortization of debt issuance costs and discounts of $0.8 million for the nine months ended September 30, 1999, compared to $0.9 million for the nine months ended September 30, 1998.

Net income for the nine months ended September 30, 1999 was $24.7 million, compared to a net loss of $1.3 million for the nine months ended September 30, 1998, as a result of the above discussed factors.

The net revenues and income from operations of the Company were as follows (in millions):

                                                                  Income
                                           Net Revenue        From Operations
                                           -----------        ---------------
                                              Nine                 Nine
                                          Months Ended         Months Ended
                                          September 30,        September 30,
                                          -------------        -------------
                                         1998      1999       1998      1999
                                         ----      ----       ----      ----

Publishing Segment                      $66.5     $46.8     $  9.8    $  4.5
Entertainment Segment                    15.2      12.5        8.7       6.5
                                        -----     -----     ------    ------
                                        $81.7     $59.3     $ 18.5    $ 11.0
Corporate Administrative Expenses                            (12.7)    (10.7)
                                        -----     -----     ------    ------
                                        $81.7     $59.3     $  5.8    $  0.3
                                        =====     =====     ======    ======

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

Publishing Segment
                                                                    Income
                                           Net Revenues         From Operations
                                           ------------         ---------------
                                               Nine                  Nine
                                           Months Ended          Months Ended
                                           September 30,         September 30,
                                           -------------         -------------
                                          1998       1999       1998      1999
                                          ----       ----       ----      ----
Penthouse Magazine and
   the Affiliate Publications            $47.4      $40.4      $ 6.4     $ 2.8
Foreign edition licensing                  1.6        1.5        1.3       1.2
Automotive  Magazines                     17.5        4.9        2.1       0.5
                                         -----      -----      -----     -----
                                         $66.5      $46.8      $ 9.8     $ 4.5
                                         =====      =====      =====     =====

Penthouse Magazine and the Affiliate Publications

Revenues for Penthouse magazine and the Affiliate Publications were $40.4 million and $47.4 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $7.1 million. Newsstand revenue was $27.4 million and $31.4 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $4.0 million. The decrease is attributable to a $1.0 million decrease in newsstand revenue from Penthouse magazine, which resulted from a 5% decrease in the number of newsstand copies sold and a $3.0 million decrease in newsstand revenue from the Affiliate Publications, which resulted from a decrease of 21% in the number of newsstand copies sold. These decreases were primarily due to the adverse impact of the continuing consolidation in the domestic single copy magazine distribution system which caused circulation of Penthouse and the Affiliate Publications to decrease, to the publication of fewer issues of Girls of Penthouse and Hot Talk magazines and the suspension of publication of Penthouse Comix during the second half of 1998. Advertising revenue for Penthouse magazine and the Affiliate Publications was $7.2 million for the nine months ended September 30, 1999, compared to $9.4 million for the nine months ended September 30, 1998, a decrease of $2.2 million. The decrease in advertising revenues is primarily attributable to a decrease in the number of pay-per-call ad pages sold in Penthouse and the Affiliate Publications during the nine months ended September 30, 1999, as well as decreased revenues due to fewer issues of certain magazines on sale, as noted above,. The advertising rate for sexually oriented products and services, such as pay-per-call services, is higher than for other advertisers, therefore the decrease in pay-per-call ad pages sold resulted in a decrease in the average rate per page for advertising pages sold in Penthouse magazine. This decrease was partially offset by an increase in the average rate per page for advertising pages sold in the Affiliate Publications. The advertisements in the Affiliate Publications are virtually all for sexually oriented products and services and consequently there was no adverse change associated with the mix of advertisers in these magazines. Subscription revenue was $5.2 million for the nine months ended September 30, 1999, compared to $5.9 million for the nine months ended September 30, 1998, a decrease of $0.7 million due primarily to a 5% decline in the number of subscription copies sold of Penthouse and a decline in the net revenue per copy of Penthouse sold, partially offset by a 3% increase in the number of subscription copies of the Affiliate Publications sold. The decreased revenue per copy was due primarily to a change in the mix between agency sales (which generate a low revenue per copy) and direct to customer sales.

Publishing-production, distribution and editorial expenses were $23.2 million and $25.1 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1.9 million. Paper costs were $8.6 million for the nine months ended September 30, 1999, compared to $9.5 million for the nine months ended September 30, 1998, a decrease of $0.9 million. Print costs were $8.5 million for the nine months ended September 30, 1999, compared to $9.3 for the nine months ended September 30, 1998, a decrease of $0.8 million. The decrease in paper and print costs is due primarily to a decrease in the cost of paper, a decrease in copies printed and fewer issues of certain publications printed, as discussed above, during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, partially offset by an increase in the number of pages printed as a result of the publication of a special 30th Anniversary (September 1999) issue of Penthouse magazine which was larger than the normal Penthouse issue. Distribution costs were $3.6 million for the nine months ended September 30, 1999, compared to $3.7 million for the nine months ended September 30, 1998. Editorial costs were $2.6 million for the nine months ended September 30, 1999, and 1998 respectively.

Selling, general and administrative expenses were $14.2 million for the nine months ended September 30, 1999, compared to $15.8 million for the nine months ended September 30, 1998, a decrease of $1.6 million. The decrease occurred because expenses during the September 30, 1998 period were increased due to the write off of an uncollectible advertising account receivable of $2.4 million which arose in connection with the termination of the Company's agreement with an advertising agency that had an exclusive arrangement to sell pay-per-call advertising in the Company's magazines.

Foreign Edition Licensing

Revenues from licensing of foreign editions, which are included in other revenue, were $1.5 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

Selling, general and administrative expenses were $0.3 million for both nine month periods ended September 30, 1999 and 1998.

Automotive Magazines

Revenues for the Automotive Magazines were $4.9 million and $17.5 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $12.6 million. This decrease resulted from the sale of the Automotive Magazines on March 2, 1999 (See Note 6 of the Notes to Condensed Consolidated Financial Statements).

Entertainment Segment

Revenues from the Entertainment Segment were $12.5 million for the nine months ended September 30, 1999, compared to $15.2 million for the nine months ended September 30, 1998, a decrease of $2.7 million. The Company's video business revenues were $2.1 million for the nine months ended September 30, 1999, compared to $2.7 million for the nine months ended September 30, 1998, a decrease of $0.6 million. The decrease is due to a decline in sales through the Company's national wholesale distributor and to sales in the prior period of a videocassette featuring a well know television personality. Revenues from the Company's pay-per-call business were $1.1 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1.0 million. Commencing February 1, 1998, the Company engaged a new service bureau to process its main pay-per-call business. Revenues for the first nine months of 1999 were lower in part due to the transition to the new service bureau, whereby the Company receives a fixed rate per minute, on a net basis and also in part due to a decline in billable minutes and an increase in credit card chargebacks at the Company's smaller service bureaus. The Company's internet business revenues were $9.3 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1.0 million. The decrease occurred due to a reduction in revenue of $0.7 million from another live internet site linked to the Company's site, a decrease of $0.2 million caused by an increase in the reserve for future charge backs from credit card sales of subscriptions to the Company's internet services and a deferral to future periods of $0.6 million of revenue from the internet memberships to more closely match the revenue to the subscription periods, partially offset by a $0.5 million increase in revenue from third party content providers linked to the Company's site..

Direct costs were $1.5 million for the nine months ended September 30, 1999, compared to $1.7 million for the nine months ended September 30, 1998, a decrease of $0.2 million. Direct costs decreased by $0.4 million due to the change in service bureaus processing the Company's pay-per-call business, as discussed above, and direct video costs decreased by $0.3 million due to lower production, distribution and fulfillment costs as a result of lower sales volume. These decreases were partially offset by an increase of $0.4 million in commissions and fees paid to third party internet content providers as a result of increased revenue from sites linked to the Company's internet site.

Selling, general and administrative expenses were $4.6 million and $4.7 million for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $0.1 million. The decrease is due to lower consulting and personnel expenses related to the Company's pay-per-call and video businesses of approximately $0.5 million, offset by increased expenses of approximately $0.4 million for the acquisition of video feeds, increased Website hosting and bandwidth charges, and increased consulting fees associated with the expansion of the Penthouse internet site.

Corporate Administrative Expenses

Corporate administrative expenses include executive, human resources, finance and accounting, management information systems and various other expenses. Corporate administrative expenses were $10.7 million for the nine months ended September 30, 1999, compared to $12.8 million for the nine months ended September 30, 1998, a decrease of $2.1 million. The decrease is due to decreased salary expense ($1.1 million), decreased rent expense ($0.4 million) and decreased depreciation expense ($0.6 million).

Rent Expense From Affiliated Companies

Rent expense from affiliated companies represents charges from affiliated companies for the use of the Company's executive offices. The charge is based upon the Company's proportionate share of the operating expenses of such offices. Rent expense from affiliated companies was $0.4 million for both the nine months ended September 30, 1999 and 1998.

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

The Company has conducted a comprehensive review of its computer systems to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company has completed the comprehensive review and is remediating non-compliant systems it has identified. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer infrastructure as such systems have generally been recently implemented or are being upgraded. Additionally, the Company has taken occupancy of new corporate office facilities in December of 1998 and technology acquired for that facility is Year 2000 compliant. The Company's plan for its Year 2000 project includes the following steps: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include, among other things, telecommunications and electrical systems) and systems to be acquired by the Company, (ii) assessing and prioritizing the required remediation, (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems and (iv) testing all remediated systems for Year 2000 compliance. The Company has completed steps (i) and (ii).

The Company had planned to complete the steps described above by October 31, 1999, however a delay in obtaining delivery of an upgrade to its financial applications computer hardware has caused it to miss that deadline. The equipment has now been delivered to the Company and a new deadline of December 1, 1999 has been set for completing the remaining steps. The Company expects that all of its critical computer systems will be fully Year 2000 compliant before the end of 1999.

In addition to assessing its own systems, the Company has sent questionnaires to its vendors and suppliers, including outside service providers and printers, to determine their vulnerability to Year 2000 problems and any potential impact on the Company. The Company has evaluated the responses to these questionnaires. Based upon written responses, the Company believes its national wholesale magazine distributor and its subscription fulfillment company and all major printers, vendors and suppliers will be fully compliant by the end of 1999 or that effective contingency plans will be developed or implemented.

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

The Company estimates that it will incur costs of between $1.1 million and $1.5 million to become Year 2000 compliant. Costs will be expensed or capitalized as appropriate, as they are incurred. As of October 31, 1999, approximately $1.0 million of such costs had already been incurred.

The Company has completed its Year 2000 review and believes its systems will be Year 2000 compliant so it has not developed a comprehensive contingency plan. The most reasonable likely worst case scenario related to the Year 2000 problem would be an external system failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure would likely lead to lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

Liquidity and Capital Resources

At September 30, 1999, the Company had $7.7 million in cash and cash equivalents, compared to $6.4 million at December 31, 1998. The increase in cash and cash equivalents during the nine months ended September 30, 1999 resulted from cash flows provided by investing activities of $34.6 million (the sale of the Automotive Magazines), partially offset by net cash flows used in operating activities of $6.4 million and cash flows used in financing activities of $27.0 million (the repurchase of Senior Secured Notes for $26.6 million).

Cash flows from operating activities

Net cash used in operating activities was $6.4 million for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $0.7 million for the nine months ended September 30, 1998. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily the result of income from operations for the period, offset by decreased accounts payable balances due to the timing of payments to vendors. Net cash provided by operating activities for the nine months ended September 30, 1998 was primarily the result of income from operations for the period.

Cash flows from investing activities

Cash provided by investing activities was $34.6 million for the nine months ended September 30, 1999, compared to net cash used in investing activities of $0.7 million for the nine months ended September 30, 1998. Cash provided by investing activities for the nine months ended September 30, 1999 was primarily the result of the sale of the Automotive Magazines (See Note 6 of the Notes to Condensed Consolidated Financial Statements) for $35.0 million, offset by capital expenditures of $0.4 million. Cash used in investing activities for the nine months ended September 30, 1998 was primarily the result of capital expenditures of $0.7 million.

Cash flows from financing activities

Cash flows used in financing activities were $27.0 million for the nine months ended September 30, 1999, compared to cash flows used in financing activities of $1.0 million for the nine months ended September 30, 1998. Affiliated company advances at September 30, 1999 increased $0.3 million from the December 31, 1998 balance, whereby the Company is owed $2.4 million by GMI as of September 30, 1999. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In September 1999, the Company received a partial payment in the amount of approximately $1.6 million in cash and in June 1998, the Company received the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of approximately $0.5 million. The net assets of the subsidiary consist of works of art. Of the $2.4 million due to the Company, approximately $1.2 million has been due for more than 60 days after the relevant quarter. Demand for payment has been made in writing. Management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations. The principal shareholder of GMI has personally guaranteed the full amount due to the Company. At September 30, 1999, the Company has a loan outstanding to the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11.0% per annum, and is payable on December 31, 1999.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's revenues decreased for the first nine months of 1999 compared to the same period of the prior year. However the Company's results from operations were positively impacted by the sale of the Automotive Magazines which resulted in net income to the Company in the first nine months of 1999 (See Note 6 to Condensed Consolidated Financial Statements). While it is difficult to predict future results of operations, it is unlikely that the Company can achieve net income for the balance of 1999 from continuing operations. The Company continues to improve and expand its internet site and expects this segment of its business to continue to grow. Revenue from the Company's internet business for the three months ended September 30, 1999 increased $0.2 million or 6% over the prior year. The Company has also increased the cover price of Penthouse magazine one dollar starting with the 30th Anniversary (September 1999) issue and instituted cost cutting measures in its publishing and video businesses in order to improve their profitability. In addition the Company is implementing marketing initiatives aimed at increasing revenue from its internet and pay-per-call businesses. The publishing business is expected to continue to be adversely affected by the consolidation taking place in the domestic single copy magazine distribution system and may experience a decrease in circulation as a result of the one dollar increase in the cover price of Penthouse magazine which started with the 30th Anniversary (September 1999) issue. The extent to which the growth in the Company's internet business, the cover price increase and the cost cutting initiatives will be successful in returning the Company to profitability is unknown at this time.

The Company has a $2.8 million semiannual interest obligation, with the next payment due on December 31, 1999 and an additional payment due on June 30, 2000. The ability of the Company to meet its cash obligations over the next twelve months is dependent upon the Company's ability to generate a positive cash flow from operations. Management hopes to achieve this through the initiatives outlined in the preceding paragraph; however there can be no assurance of the Company's success in achieving these objectives.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Year 2000 problem, third parties have responded fully and accurately to the Company's inquires, and that, as to the Company's publications, there are no adverse governmental regulations promulgated that could cause actual results to differ materially from those reflected in such forward looking statements. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of September 30, 1999, the Company had debt of $51.8 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

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

Item 6.                             Exhibits and Reports on Form 8-K
-------                             --------------------------------

  (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

  (b)          Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        General Media, Inc.
                                        (Registrant)


Dated: November 15, 1999                By: /s/ John D. Orlando
                                           -------------------------------------
                                                   Signature

                                        John D. Orlando
                                        Senior Vice President-
                                        Chief Financial Officer

                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Item
-----------                ----

27                         Financial Data Schedule

----------------------------------------------------------------