Form 10-K
period 1999-12-31
GENERAL MEDIA INC
filed 2000-03-30
CIK 920771

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER: 33-76716


                               GENERAL MEDIA, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                              13-3750988
(State of incorporation)                       (IRS Employer Identification No.)

                       11 PENN PLAZA, NEW YORK, NY 10001.
                    (Address of principal executive offices)

                                 (212) 702-6000
                         (Registrant's telephone number)


                             ----------------------


   SECURITIES REGISTERED PURSUANT TO SECTIONS 12(B) OR 12(G) OF THE ACT: NONE

                             ----------------------



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ____

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

As of March 17, 2000 , there were 475,000 shares outstanding of the Registrant's common stock, par value $.01 per share.

                             ----------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 LOCATION IN FORM 10-K IN WHICH
   DOCUMENT                                         DOCUMENT IS INCORPORATED
     None

                               GENERAL MEDIA, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

Item 1.       BUSINESS....................................................    3
Item 2.       PROPERTIES..................................................   10
Item 3.       LEGAL PROCEEDINGS...........................................   11
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.....................................................   12

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
                AND RELATED STOCKHOLDER MATTERS...........................   12
Item 6.       SELECTED FINANCIAL DATA.....................................   14
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................   15

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK  ....................................   26

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.........................   26

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   27
Item 11.      EXECUTIVE COMPENSATION......................................   28
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..............................................   31
Item 13.      CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS................................................   31

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.........................................   32

                                     PART I

ITEM 1. BUSINESS.

IN GENERAL

            General Media, Inc. ("General Media"), together with its subsidiaries (General Media and its subsidiaries are collectively referred to as the "Company"), is a publishing and entertainment company engaged in the production and sale of men's magazines, various entertainment products and until March 1999, automotive magazines and an automotive television series. In December 1999, the Company launched a new magazine entitled Mind & Muscle Power ("Power") which targets the men's health magazine market. The initial issue was launched as a free supplement packaged with the January 2000 issue of Penthouse magazine that went on sale in December 1999. Normal distribution of Power will begin with the April 2000 issue, which will go on sale at the newsstand in March 2000.

            On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc.("GMAG") to EMAP Petersen, Inc.("EMAP") for $35 million in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). The sale price is subject to an adjustment which was to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar for dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1.5 million. The Company recorded an after tax gain of approximately $27 million on the sale although a final determination with respect to the sale price adjustment has not yet been made. The Company does not expect such adjustment to be material.

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

            The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and five (until December 1999) affiliate magazines (the "Affiliate Publications"), the publication of Power magazine, the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including internet membership services, pay-per-call telephone lines, video cassette products and pay-per-view programming.

            The net revenues, income from continuing operations and identifiable assets attributable to each of the Company's industry segments are presented in
Note 11 to Consolidated Financial Statements included in Part IV, Item 14.

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

            Forum: A monthly publication in digest form that includes adult information, advice and entertainment provided by authors, journalists and medical and legal experts. The magazine is published domestically and licensed in Europe and Australia. In addition, the Company publishes several special digest issues of Forum each year. Forum is sold at newsstands and through subscriptions.

            Variations: A monthly publication in digest form that features articles detailing the latest trends in adult entertainment. In addition, the Company publishes several special digest issues of Variations each year. Variations is sold at newsstands and through subscriptions.

            The Girls of Penthouse: A bi-monthly full-sized publication featuring photographs of the most popular models who have appeared in Penthouse magazine. The Girls of Penthouse is sold only through newsstands.

            Penthouse Letters: A monthly full-sized publication featuring letters written by readers describing their erotic experiences and fantasies. Penthouse Letters is sold at newsstands and through subscriptions.

            Hot Talk: A bi-monthly full-sized publication that featured adult entertainment articles and letters describing erotic telephone conversations. In December 1999, the Company discontinued publication of Hot Talk.

            Penthouse Comix: A bi-monthly, adult-theme comic book featuring the creative work of well-known comic artists. The first issue was published in April 1994. Penthouse Comix was available at newsstands and through subscriptions. In April 1995, a second adult-theme comic book, Men's Adventure Comix, began bi-monthly publication, in alternating months with Penthouse Comix. Men's Adventure Comix discontinued bi-monthly publication in March 1996 and Penthouse Comix was then published 10 times annually and Men's Adventure Comix was published 2 times annually. In June of 1998 the Company published the final issue of Penthouse Comix and Men's Adventure Comix.

            Circulation.

            In 1999, Penthouse magazine had a domestic average monthly circulation of approximately 957,000 copies and the Affiliate Publications had a combined domestic average monthly circulation of approximately 440,000 copies. The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1995 through 1999.


                PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS
                      DOMESTIC AVERAGE MONTHLY CIRCULATION
                              (COPIES IN THOUSANDS)



                                Penthouse Magazine                                Affiliate Publications                   Total
Year Ended       --------------------------------------------------   ----------------------------------------------      Domestic
December 31,        Newsstand         Subscription          Total      Newsstand          Subscription        Total      Circulation
                 --------------    -------------------    ----------  --------------    ----------------    ---------    -----------
1995. . . .            720                 401              1,121           779                64              843          1,964
1996. . . .            645                 356              1,001           634                58              692          1,693
1997. . . .            533                 379                912           554                50              604          1,516
1998. . . .            578                 438              1,016           475                50              525          1,541
1999. . . .            552                 405                957           391                49              440          1,397

            Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 49% of Penthouse's newsstand sales are derived from convenience stores, 12% are from bookstores and 12% are from newsstand distribution channels. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 68% for the year ended December 31, 1999.

            The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 16% of total newsstand copies are sold internationally.

            Newsstand revenues for Penthouse magazine and the Affiliate Publications were $38.1 million, $41.2 million and $42.0 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing approximately 48%, 39% and 40% of the Company's net revenues for these periods, respectively.

            In recent years, domestic newsstand circulation for men's magazines has been declining. From 1995 to 1999, Penthouse magazine's and the Affiliate Publications' domestic average monthly newsstand circulation decreased by 37%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, have largely contributed to the overall decrease in circulation.

            This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine's cover price, for example, has steadily increased from $3.00 per issue in 1983 to $5.99 per issue for six issues, $6.99 per issue for three issues and $7.99 for three issues in 1999. The Company regularly price tests its magazines and adjusts cover prices accordingly.

            While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $23.00 to $46.00 in 1999, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaign, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

            Subscription revenues for Penthouse magazine and the Affiliate Publications were $7.0 million, $7.7 million and $7.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing approximately 9%, 7% and 7% of the Company's net revenues for these periods, respectively.

            Advertising.

              Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines as approximately 69% of their respective revenues were generated from newsstand sales, approximately 13% were generated from subscription sales and approximately 17% were generated from advertising during the year ended December 31, 1999. Advertising revenues (excluding affiliated advertising revenues) for Penthouse magazine and the Affiliate Publications were $9.6 million, $12.3 million and $12.9 million for the years ended December 31, 1999, 1998 and 1997, representing approximately 12% of the Company's total net revenues for all three of these periods.

            In 1999, Penthouse magazine's advertising pages (excluding affiliated advertising pages) decreased by 8% from the prior year, while advertising revenues (excluding affiliated advertising revenue) decreased by 24% from 1998. This decrease was primarily due to less pay-per-call advertising in 1999. In 1998, Penthouse magazine's advertising pages decreased by 5% while advertising revenues (excluding affiliated advertising revenue) decreased 2% from 1997.

            Penthouse magazine also includes advertising for the Company's products, primarily its own pay-per-call telephone lines, video cassettes, internet products and pay-per-view programming.

            The Food and Drug Administration (the "FDA") issued regulations in August 1996 which prohibits the publication of tobacco advertisements containing drawings, color or pictures. In March 2000, the U.S. Supreme Court upheld a ruling by the Fourth Circuit Court of Appeals that struck down the regulations on the grounds that the FDA lacked the authority to regulate tobacco products.

    FOREIGN EDITION LICENSING

            The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name to publishers in foreign countries. Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 1999, the Company received revenues from licensing agreements with publishers in Australia, Bulgaria, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Italy, Japan, Korea, Spain, Taiwan, Thailand and the United Kingdom.

            Revenues from licensing of foreign editions were $2.0 million, $2.1 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing approximately 3%, 2% and 2% of the Company's net revenues for these periods, respectively.

     AUTOMOTIVE MAGAZINES

            The Company published four domestic automotive titles (the "Automotive Magazines") until March 1999, that had a combined average monthly circulation of approximately 749,000 copies. These title were Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly.

            Revenues for the Automotive Magazines were $4.9 million, $23.1 million and $20.9 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing 6%, 22% and 20% of the Company's net revenues for these periods.

     MENS HEALTH & FITNESS MAGAZINE

            In December 1999, the Company launched a new magazine entitled Mind & Muscle Power that was packaged as a free supplement to the January 2000 issue of Penthouse magazine that went on sale in December 1999. Monthly publication and sale of Power will begin with the April 2000 issue, which will go on sale at newsstands in March 2000.

            Power magazine will feature informative, entertaining and provocative articles on diet, nutrition, training and men's health.

  PRODUCTION, PRINTING, NEWSSTAND DISTRIBUTION AND SUBSCRIPTION FULFILLMENT

            The Company employs a staff of professionals that oversees the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to effectively produce and distribute all of its publications. The Company's production system for both graphics and editing is state-of-the-art. Approximately sixteen employees produce the Company's magazines with minimal overtime.


            In 1999, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements which, after giving effect to an extension and amendment dated July 1997, expire in December 2003. In 1999, Forum and Variations were printed by Access Printing. Should the Company wish to change printers, management believes that other printers of similar quality could be engaged.

            The newsstand distribution of the Company's magazines is handled by the Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement that expires in November 2005 or upon prior notice by either the

Company or Curtis Circulation. Curtis Circulation distributes the Company's publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides the Company with other services, including management information and promotional and specialty marketing services. The Company receives a cash advance from Curtis Circulation at the time each issue is released for sale. The Company recognizes revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation based upon the number of magazines actually sold, compared to the estimated number of copies sold that Curtis Circulation used to determine its cash advance.

            Effective July 1, 1999, Curtis Circulation exercised its option to assume the international newsstand distribution of the Company's magazines. Accordingly, the Company terminated its international distribution agreement with Worldwide Media Services, Inc. in accordance with the terms of that agreement. The management believes that the consolidation of its distribution under Curtis Circulation will be beneficial to the Company.

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

PRODUCTS AND SERVICES - ENTERTAINMENT SEGMENT

            The Company's entertainment segment produces and distributes adult-oriented entertainment products, including internet pay services, pay-per-call telephone lines, video cassettes and pay-per-view programming, and also includes the licensing of video cassettes under the Penthouse brand name. Revenues of the entertainment segment were $16.6 million, $17.6 million and $16.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing 21%, 17% and 15% of the Company's net revenues for these periods, respectively.

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

            The Company's 900 number telephone lines are romantic in nature and feature programs where users can listen to computerized conversations, speak with live operators and participate in live one-on-one talk, dating and chat lines. The 900 number telephone calls are billed directly to the caller's telephone number and typically cost between $3.95 and $4.95 per minute. The Company's 800 number telephone lines are explicit and uncensored in nature and include certain live Penthouse party lines and live one-on-one talk, dating and chat lines and typically cost $4.95 per minute. The 800 number telephone calls are billed to credit cards in accordance with the Federal Communications Commission safe harbor provisions, which require that such telephone calls be billed to credit cards to insure that calls are not made by minors. The Company has pay-per-call telephone lines in the United States, Canada, Puerto Rico and Montserrat.

            The Company develops, produces and distributes products for the domestic and international home video and pay-per-view markets. Since 1990, the Company has produced 72 videos, which have been released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. The videos are also offered for sale through the Company's magazines and through the Penthouse internet site. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements. In April 1997, the Company entered into an agreement with Request Television, whereby the Company's videos are first shown on Request's pay-per-view network prior to retail distribution. Revenues received from the agreement is based upon the number of pay-per-view purchases. In June of 1998, Request Television ceased all business operations. In 1999, the Company entered into agreements with BET Action PPV, HBO, Viewer's Choice and various smaller independent pay-per-view channels. Revenues received from these agreements is based on the number of pay-per-view purchases and fixed amounts per program and was $0.4 million in 1999. In June 1999, the Company entered into two agreements with Image Entertainment, whereby the Company would license its catalog titles and its full length feature film, Caligula, on DVD for up-front license fees of $0.9 million and $0.1 million, respectively and a royalty fee based on the number of units sold thereafter. The Company is amortizing the up-front licensing fees over the terms of the respective contracts.

            Between 1994 and 1996, the Company released eight CD-ROM interactive products. These products were unprofitable and the Company discontinued this product line in 1997.

            In August 1995, the Company began Penthousemag.com as a paid member only service on the Internet. Customers joining the site can select from several different membership plans ranging from monthly to lifetime. Revenues received from the sale of memberships are recognized over the term of the membership. Paid members receive access to adult-oriented photographs, video feeds and chat rooms via a personal identification number that expires according to the membership period selected. Memberships are billed to the customers' credit card in accordance with the Federal Communications Commission's safe harbor provision. The Company also has agreements with certain third party Internet sites that also provide adult-oriented entertainment. Under these agreements, the Company provides a banner on its Internet site as well as hosting and billing services for these third party providers who are responsible for the content and maintenance of their site. In return, the Company receives a portion of the paid membership fees to these sites in accordance with the agreements. Net revenues from the Internet business for the years ended December 31, 1999, 1998 and 1997 were $12.8 million, $11.8 million and $4.7 million, respectively.

SOURCES AND AVAILABILITY OF RAW MATERIALS

            Paper is the primary raw material used in the production of the Company's magazines. The Company uses a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. The Company believes that there are several alternative suppliers in the event it cannot purchase from its present suppliers.

TRADEMARKS

            The Company's trademarks are essential to the Company's current business operations and future expansion. The trademarks, which are renewable indefinitely, include Penthouse, Forum, Variations, Penthouse Letters, Girls of Penthouse, Mind & Muscle Power, Hot Talk, Penthouse Comix and Penthouse Max. Until

March 1999, the Company's trademarks included Four Wheeler, Open Wheel, Stock Car Racing and Drag Racing Monthly.

SEASONALITY

            The Company's business is generally not seasonal in nature. Issues of Penthouse magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of the Company's video cassette products may vary based upon the timing of the release of new videos.

DEPENDENCE ON CUSTOMERS

            No customer of the Company accounted for more than five percent of the Company's net revenues in 1999, 1998 or 1997, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $2.2 million, $2.4 million and $6.0 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 1999, 1998 and 1997, respectively. These revenues represent 3%, 2% and 6% of the Company's net revenues in 1999, 1998 and 1997, respectively.

COMPETITORS

            Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of Penthouse magazine and the Affiliate Publications are magazines that primarily target a male audience. Other types of media that carry advertising also compete for advertising with the Company's magazines.

            Competition in the internet business comes from many different sources. The Company's advantage in this area is the Penthouse Trademark and the low cost of advertisement for its internet service in its own magazines. Few other magazine publishers have either more adult-oriented magazines or a comparable combined circulation for such magazines.

             Competition in the pay-per-call business is generally limited to a few major competitors. The Company's advantage in this area is also the low cost of advertisement for such pay-per-call service in its own magazines.

EMPLOYEES

            As of March 17, 2000, the Company employed 157 full-time employees, none of whom are members of a union, and 6 part-time employees.


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

                                                                   Approx.          Lease
                                                                   Sq. Ft.          Expiration
Location                       Principal Use                       Occupied         Date
--------                       -------------                       --------         ----
11 Penn Plaza,                 Principal Corporate Offices,
New York, New York             Publishing and Sales Office          49,000          March 11, 2009

Chicago, Illinois              Sales Office                            800          March  31, 2002

Santa Monica, California       Production and Sales Office           6,000          April 30, 2000


             The Company has a ten-year seven month lease for its principal corporate offices which commenced on August 11, 1998 and requires annual lease payments of $1.7 million until December 31, 2001 and thereafter of $1.9 million until the expiration of lease. The Company believes that its principal corporate offices are suitable and adequate for its current business operations and that, upon expiration of the lease, it will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

            The Company plans not to renew its existing lease for its California office and to relocate to smaller premises within the same state, since most of the space of such facility was used by the staff of the Automotive Magazines.

            The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.5 million in 1999, 1998 and 1997 for the use of such property. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

            The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for 1986 through 1990. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities. Under the terms of a Tax Sharing and Indemnification Agreement among the Company, GMI and the Other GMI Subsidiaries (the "Tax Sharing Agreement"), GMI and the Other GMI Subsidiaries will be liable for any payments due as a result of these audits through fiscal 1993.

            In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Men's Adventure Comix. By decision dated December 2, 1998, the United States District Court dismissed the plaintiff's federal claims with prejudice and the plaintiffs' state claims without prejudice. The plaintiffs have indicated their intention to file a similar claim in New York State Courts however no such claim has yet been filed. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

            On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. The Company intends to vigorously defend the arbitration, which is scheduled for June 2000. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

            As of March 17, 2000, GMI was the sole holder of the 475,000 shares of common stock, $.01 par value per share (the "Common Stock"), of the Company currently issued and outstanding. There is no established public trading market for the Common Stock.

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

            The Company declared and paid a dividend of $0.4 million in accordance with the terms and conditions of the Indenture in 1998. The Company did not declare any dividend for the fiscal years ended December 31, 1999 and 1997.

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

            There is no established public trading market for the Series B Notes. Jeffries & Company, Inc. is currently making a market in the Series B Notes, although they are not obligated to do so. Any such market-making may be discontinued at any time at the sole discretion of Jeffries & Company, Inc. without notice. The Company does not intend to list the Series B Notes on any securities exchange.

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                     Year Ended December 31,
                                      ------------------------------------------------------
                                       1995       1996        1997        1998        1999
                                       ----       ----        ----        ----        ----

                                                       ($ in Millions)
OPERATING DATA:
  Net revenue                        $120.4      $114.6      $103.8      $105.1      $ 78.8
  Operating income (loss)              (0.3)        8.9         7.4         5.5        (0.8)
  Interest expense, net                 9.8         9.6         9.3         9.4         7.2

  Gain on sale of Automotive
      Magazines                        --          --          --          --          30.7
  Income (loss) from continuing
     operations                       (10.0)       (1.0)       (1.9)       (3.9)       19.2
OTHER DATA:
  Depreciation and amortization      $  1.6         1.9      $  1.9      $  1.8      $  0.9
  Capital expenditures                  4.7         0.4         0.3         2.8         0.6
  Ratio of earnings to fixed
    charges                             0.0         0.9         0.8         0.6         3.5
BALANCE SHEET DATA:
  Total assets                       $ 51.5      $ 45.6      $ 42.6      $ 41.9      $ 30.3

  Current maturities of Series B
Notes                                  --          --          --          --          51.8
  Total long-term debt                 79.1        79.3        79.5        79.6        --
  Total stockholders' deficiency      (70.9)      (71.9)      (73.8)      (78.1)      (56.7)


Certain amounts have been retroactively restated to reflect an accounting change from the LIFO to FIFO inventory valuation method in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

            The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and until December 1999, six affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines"). The Company suspended publication of the Affiliate Publication Hot Talk in December 1999 due to the poor financial performance of the magazine and the Automotive Magazines were sold on March 2, 1999. In December 1999, the Company launched Power magazine which targets the men's health magazine market. The initial issue was launched as a free supplement packaged with the January 2000 issue of Penthouse magazine which went on sale in December 1999. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and pay subscription service on the internet.

            The Company's revenues were $78.8 million for the year ended December 31, 1999, compared to revenues of $105.1 million for the year ended December 31, 1998, a decrease of $26.3 million. Of this decrease, $18.2 million is attributable to the sale of the Automotive Magazines. Newsstand revenues were $39.2 million and $46.2 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $7.0 million. The Automotive Magazines accounted for $3.9 million of this decrease. Newsstand revenues for Mens Magazines were $38.1 and $41.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $3.2 million. Advertising revenues were $12.6 million and $26.1 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $13.5 million. Of this amount, $10.8 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $2.7 million. Advertising revenues from the initial issue of Power magazine was $0.1 million. Subscription revenues were $7.8 million and $11.9 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $4.1 million. Of this decrease, $3.3 million is attributable to the sale of the Automotive Magazines and $0.8 million is attributable to a decline in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $16.6 million and $17.6 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $1.0 million. Revenues from the Company's video business were $2.4 million and $3.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $0.9 million. Revenues from the Company's pay-per-call business were $1.5 million and $2.5 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $1.0 million. Revenues from the Company's internet business were $12.8 million and $11.8 million for the year ended December 31, 1999 and 1998, respectively, an increase of $1.0 million.

             Loss from operations was $0.8 million for the year ended December 31, 1999, compared to income from operations of $5.5 million for the year ended December 31, 1998. Loss from operations was negatively impacted by decreased revenues, primarily due to the sale of the Automotive Magazines on March 2, 1999, severance and benefits of $0.7 million related to a reorganization of the Company's operations initiated in December 1999, costs of $0.8 million related to the launching of Power magazine in December 1999 and the adverse impact of consolidations of companies in the magazine distribution industry that resulted in the elimination of some of the distribution channels previously used by the Company to distribute its magazines. There was also increased competition in the mens magazine market, which caused the circulation of Penthouse and the Affiliate Publications to decrease. These were partially offset by a decrease in production, distribution and editorial costs resulting from a decrease in the number of copies printed and fewer issues of certain publications, as well as decreased selling, general and administrative expenses due to the sale of the Automotive Magazines.

            Net non-operating income was $23.4 million for the year ended December 31, 1999, compared to net non-operating expense of $9.4 million for the year ended December 31, 1998. Included in non-operating income for the year ended December 31, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines (See Note 3 of the Notes To Consolidated Financial Statements). Included in interest expense is the amortization of debt issuance costs and discounts of $1.0 million for the year ended December 31, 1999, compared to $1.2 million for the year ended December 31, 1998.

            Net income for the year ended December 31, 1999 was $19.9 million, compared to a net loss of ($3.9) million for the year ended December 31, 1998, as a result of the above discussed factors.

            The net revenues and income (loss) from operations of the Company were as follows:

                                                                      Income
                                           Net Revenue           from operations
                                           -----------           ---------------
                                            Year Ended              Year Ended
                                           December 31,             December 31
                                           ------------             -----------
                                        1998         1999        1998        1999
                                       ------       ------      ------      ------
Publishing Segment                     $ 87.5       $ 62.2      $ 13.8      $  5.6
Entertainment Segment                    17.6         16.6         9.7         8.4
                                       ------       ------      ------      ------
                                       $105.1       $ 78.8      $ 23.5      $ 14.0
Corporate Administrative Expenses                                (18.0)      (14.8)
                                       ------       ------      ------      ------
                                       $105.1       $ 78.8      $  5.5      $ (0.8)
                                       ======       ======      ======      ======

PUBLISHING SEGMENT

            The net revenues and income from operations of the Publishing Segment were as follows :

                                                              Income
                                     Net Revenues        from operations
                                     ------------        ---------------
                                      Year Ended           Year Ended
                                     December 31,          December 31,
                                     ------------          ------------
                                   1998       1999       1998        1999
                                   -----      -----      -----      -----
Penthouse  Magazine and
   the Affiliate Publications      $62.3      $55.3      $ 9.5      $ 3.6
Foreign edition licensing            2.1        2.0        1.7        1.6
Automotive  Magazines               23.1        4.9        2.6        0.4
                                   -----      -----      -----      -----
                                   $87.5      $62.2      $13.8      $ 5.6
                                   =====      =====      =====      =====

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

                  Revenues for Penthouse magazine and the Affiliate Publications were $55.3 million and $62.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $7.0 million. Newsstand revenue was $38.1 million and $41.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $3.2 million. The decrease is primarily attributable to an 18% decrease in copies sold of the Affiliate Publications. Fewer copies were sold primarily due to the adverse impact of consolidations of companies in the magazine distribution industry which resulted in the elimination of some of the distribution channels previously used by the Company to distribute its magazines, increased competition in the mens magazine market, the publication of fewer issues of Girls of Penthouse and Hot Talk magazines, and the suspension of publication of Penthouse Comix during the second half of 1998. Advertising revenue was $9.5 million and $12.3 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $2.8 million. The decrease in advertising revenue is primarily attributable to an 8% decrease in the number of advertising pages sold in Penthouse magazine and a 23% decrease in the number of advertising pages sold in the Affiliate Publications during the year ended December 31, 1999, as compared to the 1998 period. These decreases were primarily due to a decrease in the number of pay-per-call ads sold in Penthouse and the Affiliate Publications during the year ended December 31, 1999, as well as decreased revenues due to fewer issues of certain magazines, as noted above. The advertising rate for sexually oriented products and services, such as pay-per-call services, is higher than for other advertisers, therefore the decrease in pay-per-call ad pages sold resulted in a decrease in the average rate per page for advertising pages sold in Penthouse magazine. This decrease was partially offset by an increase in the average rate per page for advertising pages sold in the Affiliate Publications. The advertisements in the Affiliate Publications are primarily for sexually oriented products and services and consequently there was no adverse change in the average rate per page associated with the mix of advertisers in these magazines. Subscription revenue was $7.0 million and $7.7 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $0.7 million due primarily to a 7% decrease in the number of subscription copies sold of Penthouse, a 1% decrease in the net revenue per copy sold of Penthouse magazine, partially offset by a 6% increase in the net revenue per copy sold of the Affiliate Publications. The decreased revenue per copy was due primarily to a change in mix between agency sales (which generate a lower revenue per copy) and direct to customer sales.

            Publishing-production, distribution and editorial expenses were $31.2 million and $32.8 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $1.6 million. Paper costs were $11.7 million and $12.4 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $0.7 million. Print costs were $11.3 million for the year ended December 31, 1999, compared to $12.3 million for the year ended December 31, 1998, a decrease of $1.0 million. The decrease is due primarily to a decrease in copies printed and fewer issues of certain publications printed, as discussed above, partially offset by an increase the cost per pound of paper and an increase in the average number of pages printed as a result of the publication of a special 30th Anniversary (September 1999) issue of Penthouse magazine which was larger than the normal Penthouse issue. Distribution costs were $4.9 million for the years ended December 31, 1999 and 1998. Editorial costs were $3.4 million and $3.2 million for the year ended December 31, 1999 and 1998, respectively, an increase of $0.2 million. This increase is primarily attributable to the publication of the special 30th Anniversary issue.

            Selling, general and administrative expenses were $19.7 million for the year ended December 31, 1999, compared to $19.9 million for the year ended December 31, 1998, a decrease of $0.2 million.

FOREIGN EDITION LICENSING

            Revenues from licensing of foreign editions, which are included in net revenues - other, were $2.0 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $0.1 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

            Selling, general and administrative expenses were $0.4 million for the year ended December 31, 1999 and 1998.

 POWER MAGAZINE

            Revenues for Power magazine were $0.2 million for the year ended December 31, 1999. This revenue consisted primarily of advertising revenue from the initial issue which was included as a free supplement packaged with the January 2000 (on sale December 1999) issue of Penthouse magazine as a promotion in order to establish a readership base for the magazine before its first release to the newsstands with the April 2000 issue.

            Publishing-production, distribution and editorial expenses were $0.7 million for the year ended December 31, 1999. Paper, printing, distribution and editorial costs were $0.3 million, $0.2 million, $0.1 million and $0.1 million, respectively.

            Selling, general and administrative expenses were $0.2 million for the year ended December 31, 1999.

AUTOMOTIVE MAGAZINES

          Revenues for the Automotive Magazines were $4.9 million and $23.1 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $18.2 million. This decrease resulted from the sale of the Automotive Magazines on March 2, 1999 (See note 3 of the Notes To Consolidated Financial Statements).

 ENTERTAINMENT SEGMENT

            Revenues from the Entertainment Segment were $16.6 million for the year ended December 31, 1999, compared to $17.6 million for the year ended December 31, 1998, a decrease of $1.0 million. The Company's video business revenues were $2.4 million for the year ended December 31, 1999 compared to $3.3 million for the year ended December 31, 1998, a decrease of $0.9 million. The decrease is due to a decline in sales through the Company's national wholesale distributor and to higher sales in the prior period of a videocassette featuring a well know television personality. Revenues from the Company's pay-per-call business were $1.5 million and $2.5 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $1.0 million. The decrease is due to a decline in billable minutes as a result of the general decline within this industry and an increase in credit card chargebacks at the Company's smaller service bureaus. The Company's internet business revenues were $12.8 million and $11.8 million for the year ended December 31, 1999 and 1998, respectively, an increase of $1.0 million. Internet revenues increased due to increased revenues received from the sale of memberships to the Company's internet site.

            Direct costs were $2.5 million for the year ended December 31, 1999, compared to $2.2 million for the year ended December 31, 1998, an increase of $0.3 million. This increase is primarily attributable to increased costs of $0.4 million for the acquisition of video feeds for the Company's internet site and increased costs of $0.6 million for commissions and fees paid to third party internet content providers as a result of increased revenue from sites linked to the Company's internet site. These increases were partially offset by decreased costs of $0.4 million due a change in service bureaus processing the Company's pay-per-call business and decreased direct video costs of $0.3 million due to lower production, distribution, and fulfillment costs as a result of lower sales volume.

            Selling, general and administrative expenses were $5.8 million and $5.7 million for the year ended December 31, 1999 and December 31, 1998, respectively, an increase of $0.1 million.

CORPORATE ADMINISTRATIVE EXPENSE

          Corporate administrative expenses includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $14.8 million for the year ended December 31, 1999, compared to $18.0 million for the year ended December 31, 1998, a decrease of $3.2 million. This decrease is primarily attributable to decreased expenses of $1.2 million as a result of the sale of the Automotive Magazines, expenses of $1.0 million in 1998 related to the relocation of the Company's corporate headquarters which were not repeated in 1999, decreased salary expenses ($0.7 million), rent ($0.4 million), and recruitment fees ($0.1 million), partially offset by increased consulting expenses ($0.2 million).

RENT EXPENSE FROM AFFILIATED COMPANIES

                Rent expense from affiliated companies represents charges from affiliated companies for the use by the Company of affiliates facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million for the years ended December 31, 1999 and 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

            Effective January 1, 1998, the Company changed its presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, whereby income from operations of each business unit excludes corporate administrative expenses. Corporate administrative expenses include executive, legal, human resources, finance and accounting, management information systems and various other expenses. The 1997 period has been restated to conform to the 1998 presentation.

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

            The net revenues and income from operations of the Company were as follows:

                                                                      Income
                                          Net Revenue             from operations
                                           Year Ended               Year Ended
                                           December 31,             December 31
                                        1997         1998         1997       1998
                                       ------       ------       ------     ------
Publishing Segment                     $ 86.9       $ 87.5       $ 15.8     $ 13.8
Entertainment Segment                    16.9         17.6          6.6        9.7
                                       ------       ------       ------     ------
                                       $103.8       $105.1       $ 22.4     $ 23.5
Corporate Administrative Expenses                                 (15.0)     (18.0)
                                       ------       ------       ------     ------
                                       $103.8       $105.1       $  7.4     $  5.5
                                       ======       ======       ======     ======



PUBLISHING SEGMENT

            The net revenues and income from operations of the Publishing Segment were as follows :

                                                              Income
                                    Net Revenues          from operations
                                     Year Ended             Year Ended
                                    December  31,          December 31,
                                   1997       1998       1997        1998
                                   -----      -----      -----      -----
Penthouse  Magazine and
   the Affiliate Publications      $63.7      $62.3      $10.1      $ 9.5
Foreign edition licensing            2.3        2.1        1.9        1.7
Automotive  Magazines               20.9       23.1        3.8        2.6
                                   -----      -----      -----      -----
                                   $86.9      $87.5      $15.8      $13.8
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

FOREIGN EDITION LICENSING

            Revenues from licensing of foreign editions, which are included in net revenue -other, were $2.1 million and $2.3 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $0.2 million. This decrease is due primarily to the termination of certain contracts with foreign licensees of Penthouse magazine.

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

 ENTERTAINMENT SEGMENT

                 Revenues from the Entertainment Segment were $17.6 million for the year ended December 31, 1998, compared to $16.9 million for the year ended December 31, 1997, an increase of $0.7 million. The Company's video business revenues were $3.3 million for the year ended December 31, 1998 compared to $3.6 million for the year ended December 31, 1997, a decrease of $0.3 million. The decrease is due to a decline in sales through the Company's national wholesale distributor, partially offset by revenue received from the sale of a videocassette featuring a well know television personality, revenues received for a pay-per-view joint venture and increased licensing revenue. Revenues from the Company's pay-per-call business were $2.5 million and $8.5 million for the year ended December 31, 1998 and 1997, respectively, a decrease of $6.0 million. Effective January 1, 1998, the Company engaged a new service bureau to process its pay-per-call business. Accordingly, revenues during 1998 were lower due to the transition and due to the arrangement with its new service bureau whereby the Company receives a fixed rate per minute, on a net basis. The arrangement with the Company's previous service bureau paid revenue on a gross basis and the Company paid certain expenses directly. Under the new agreement these expenses have been eliminated. The Company's internet business revenues were $11.8 million and $4.7 million for the year ended December 31, 1998 and 1997, respectively, an increase of $7.1 million. Internet revenues increased due to increased revenues received from the sale of memberships to the Company's "Private Collection", contained within the Company's internet site. Revenues were also received from an arrangement whereby the Company receives a minimum guaranteed revenue from another internet site "linked" to the Company's internet site. Such arrangement began in April of 1997.

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

CORPORATE ADMINISTRATIVE EXPENSE

            Corporate administrative expenses includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $18.0 million for the year ended December 31, 1998, compared to $15.0 million for the year ended December 31, 1997, an increase of $3.0 million. The Company relocated its corporate offices in December 1998 and incurred costs related to the relocation of $1.0 million. In addition, the increase is due to increased salary and benefits expense ($1.1 million), increased consulting fees ($0.3 million) and increased legal expense ($0.5 million).

RENT EXPENSE FROM AFFILIATED COMPANIES

            Rent expense from affiliated companies represents charges from affiliated companies for the use by the Company of affiliates' facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million for the year ended December 31, 1998 and 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1999, the Company had $5.7 million in cash and cash equivalents, compared to $6.4 million at December 31, 1998. The decrease in cash and cash equivalents during the year ended December 31, 1999 resulted from net cash flows provided by investing activities of $34.5 million (primarily due to the sale of the Automotive Magazines), partially offset by net cash flows used in operating activities of $7.8 million and cash flows used in financing activities of $27.5 million (the repurchase of Series B Notes for $26.6 million).

Cash flows from operating activities

            Net cash used by operating activities was $7.8 million for the year ended December 31, 1999, compared to net cash provided by operating activities of $2.4 million for the year ended December 31, 1998. Net cash used by operating activities in 1999 was primarily the result of the net loss from operations for the period before the gain from the sale of the Automotive Magazines, the settlement of the outstanding assets and liabilities of the Automotive Magazines which were sold in March 1999, and decreased accounts payable and accrued expenses due to the timing of payments to vendors . Net cash provided by operating activities for the year ended December 31, 1998 was primarily a result of an increase in accounts payable and accrued expenses due to the timing of payments to vendors in connection with the relocation of the Company's corporate office in December 1998. The subsequent payment of the relocation expenses resulting in a $1.5 million decrease in accounts payable and accrued expenses in 1999.

Cash flows from investing activities

            Cash provided by investing activities for the year ended December 31, 1999 was $34.5 million, compared to cash used in investing activities of $1.9 million for the year ended December 31, 1998. Cash provided by investing activities for the year ended December 31, 1999 was primarily the result of the sale of the Automotive Magazines (See Note 3 of the Notes To Consolidated Financial Statements) for $35.0 million and a net decrease of $0.1 million in its loan to GMI's principal shareholder, offset by capital expenditures of $0.6 million. Cash used in investing activities in 1998 was primarily due to the purchase of fixed assets and leasehold improvements related to the Company's relocation to new corporate offices in December of 1998. The Company expended $2.8 million for renovations, but was reimbursed $1.1 million by its new landlord. Additionally, the cash used in investing activities in 1998 includes an increase of $0.2 million in its loan to GMI's principal shareholder.

Cash flows from financing activities

            Cash flows used in financing activities were $27.5 million for the year ended December 31, 1999, compared to cash flows used in financing activities of $1.4 million for the year ended December 31, 1998. Cash flows used in financing activities was primarily the result of the purchase of $26.6 million of the Company's Series B Notes (See Note 6 of the Notes To Consolidated Financial Statements).

            Affiliated company advances at December 31, 1999 increased $0.9 million from the December 31, 1998 balance, whereby the Company is due expense reimbursement of $3.0 million by GMI as of December 31, 1999. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. During the year ended December 31, 1999, the Company received a partial payment in the amount of $2.1 million in cash and in June 1998, the Company received the outstanding stock of a subsidiary of GMI, whose net assets consisted of fine arts which have an appraised value of approximately $0.5 million. During the first three months of 2000, the Company made non-permitted advances of approximately $1.0 million to GMI that caused non-compliance with certain covenants of the Indenture. This amount was repaid in March 2000 by a transfer to the Company of the outstanding stock of a subsidiary of GMI whose net assets have an appraised value of $1.8 million consisting of works of art and other valuables. The remaining balance of $0.8 million was applied against the outstanding receivable from GMI. The management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At December 31, 1999, the Company has a loan outstanding to the principal shareholder of GMI of $0.9 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2000.

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

Future outlook

            The Company's cash balance at December 31, 1999 was $5.7 million, however the Company has sustained net losses (before the Gain on Sale of Automotive Magazines) from operations in recent years, and in 1999, the Company used, rather than provided, cash in its operations. Further, at December 31, 1999, current liabilities exceeded current assets by approximately $59,685,000 and total liabilities exceeded total assets by $56,703,000. The Company has a $2.8 million semiannual interest payment due on each of June 30, 2000 and December 31, 2000. The Company's Series B Notes ("the Notes") totaling $52 million mature on December 31, 2000. While cash on hand and cash generated from operations are anticipated to be sufficient to cover the interest payments, the Company will not generate sufficient funds from operations in time to repay the Notes upon maturity and there can be no assurance that the Company will be able to find a source of funding for the refinancing of the Notes. Moreover, even if a suitable refinancing source is found, there can be no assurance that the terms of the refinancing will be as favorable as the current terms existing under the Company's Series B Notes. In the event that the Company cannot repay the Series B Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets, including its registered trademarks. Should the Company be forced to cease operations and liquidate its assets, it would most likely be unable to recover the full carrying amounts of the assets shown on the balance sheet.

            The Company has undertaken several actions to achieve future profitability and improve cash flow. There can be no assurance that management will be able to achieve such plans. These actions are as follows:

(1) Improve revenue by increasing the cover price of certain of its publications.

(2) Decrease production costs of its magazines by reducing the number of newsstand copies its prints (through increased newsstand sales efficiencies and overall print order reductions), changing the paper grades on substantially all its publications, reducing the number of pages per issue of certain publications, and discontinuing Hot Talk, which was an unprofitable publication.

(3) Decrease selling, general and administrative expenses by reducing the number of employees, professional fees, advertising costs and other selling, general and administrative expenses as a result of restructuring the Company's operations.

In addition, the Company is actively seeking to secure a source of funding for the refinancing of its Notes.

                           Forward-Looking Statements

            In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Company's publications, there are no adverse governmental regulations promulgated that could cause actual results to differ materially from those reflected in such forward looking statements and that the Company can achieve profitability and that as to a refinancing of its Series B Notes, that refinancing sources are available. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

            Interest Rates-As of December 31, 1999, the Company had debt of $51.8 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

            Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See page F-1 for an index to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The directors of the Company serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of the Company at March 17, 2000.


                                                                                         Date              Date
                                                                                        Elected          Elected to
                                               Positions Presently Held with the           as              Present
Name                           Age                         Registrant                   Director           Office
-------------------------      ---    --------------------------------------------   --------------    --------------
Robert C. Guccione                    Director, Chairman of the Board,                    1993              1993
                               69     Publisher

Nina Guccione                  40     Director, Executive Vice President,                 1998              1998
                                      President- New Media, Secretary

John D. Orlando                45     Director, Senior Vice President,                    1999              1998
                                      Chief Financial Officer and
                                      Treasurer

Laurence B. Sutter             56     Senior Vice President, General                       --               1997
                                      Counsel, Assistant Secretary

William F. Marlieb             71     Director                                            1993                --

John L. Decker                 63     Director                                            1993                --

Phyllis Schwebel               72     Director                                            1993                --


The business experience for the last 5 years of the current directors and executive officers of the Company and those individuals who were directors or executive officers during 1999 is presented below.

ROBERT C. GUCCIONE has been a Director, Chairman of the Board and Publisher of the Company since 1993 and prior to January, 1998 was also Chief Executive Officer of the Company. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper.

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

JOHN D. ORLANDO has been a Senior Vice President-Chief Financial Officer and Treasurer of the Company since August 1998 and a Director since March 1999. Prior to joining the Company, Mr. Orlando was the President of Konica Environmental Products Division of Konica Graphic Imaging International, Inc. (Konica) from 1997 to 1998 and was the Senior Vice President-Chief Financial Officer-Treasurer and Secretary of Konica from 1987 to 1997. Mr. Orlando is a certified public accountant.

LAURENCE B. SUTTER has been a Senior Vice President, General Counsel and Assistant Secretary of the Company since January 1997. Prior to his appointment to his current position, Mr. Sutter was Associate Counsel/Publications and Assistant Secretary. Mr. Sutter has been employed by the Company or its affiliates since 1982 and has been a practicing attorney since 1977.

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

ITEM 11. EXECUTIVE COMPENSATION.

              The following table summarizes the compensation for services rendered to the Company during fiscal years 1997, 1998 and 1999 by (i) the Company's Principal Executive Officer*, Robert C. Guccione, and (ii) each of the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under S.E.C. rules. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione and Ms. Keeton) and the Expense Allocation Agreement and employment agreements (for all other such officers). See "Certain Relationships and Related Transactions."

-----------

*Mr. Guccione was Chief Executive Officer during 1997 and currently functions as principal executive officer. During 1998, Mr. Robert Altman was Chief Executive Officer.

Name and Principal Position                                            Annual Compensation
---------------------------------------------      ------------------------------------------------------------

                                                        Year            Salary(1)        Bonus       Other (3)
                                                   ---------------    ------------     ---------    -----------
Robert C. Guccione                                      1999           $ 1,530,000                    $ 674,124
  Chairman and Publisher                                1998           $ 1,530,000     $ 450,000      $ 704,740
                                                        1997           $ 1,530,000                    $ 233,855

Nina Guccione                                           1999           $   190,000
  Executive Vice President                              1998           $   176,716
  President-New Media

Kathryn Keeton Guccione (2)                             1997            $  347,114                    $ 233,855
  Vice Chairman

Robert A. Altman (4)                                    1998            $  370,828     $ 142,500
 President and Chief Executive Officer

Eugene Boffa, Jr. (5)                                   1998             $ 292,370
 President and Chief Operating Officer                  1997             $ 398,739

Patrick J. Gavin (6)                                    1998             $ 345,838
 Executive Vice President                               1997             $ 347,949
 Chief Operating  Officer

John D. Orlando                                         1999             $ 190,000
 Senior Vice President-Chief Financial
 Officer and Treasurer

Lawrence B. Sutter                                      1999             $ 159,015
   Senior Vice President, General Counsel               1998             $ 151,095
   and Assistant Secretary                              1997             $ 148,575


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

(2)    Deceased as of September 1997.

(3) Other compensation represents life insurance premiums paid on behalf of Mr. and Mrs. Guccione, under split dollar policy arrangements. In 1997, one-half of the total premium paid is allocated above to each of Mr. and Mrs. Guccione.

(4)    Employment terminated in December 1998.

(5) In 1997, salary represents $115,200 under a consulting arrangement and $283,539 in salary. Employment terminated in December 1997

(6)    Employment terminated in March 1999.

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

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

            During 1999, two non-employee directors, Mr. Decker and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee. Mr. Avrett (who died in August 1997) was a member of the committee up until the time of his death and was the Chairman of the Board and a principal of the firm Avrett, Free and Ginsberg which provides advertising services to the Company. The Company paid Avrett, Free & Ginsberg approximately $0.2, $0.2 and $.5 million for advertising services in 1999, 1998 and 1997, respectively. See "Certain Relationships and Related Transactions."

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

RETIREMENT SAVINGS PLAN

            The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $10,000 in 1999. Participant's accounts are credited with the participant's contribution and an allocation of (a) GMI's contribution, if any, (b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 1999, Robert Guccione, Lawrence Sutter and Nina Guccione were 100% vested in profit sharing contributions. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the

Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Transactions." The Company did not make any contributions to the Plan in fiscal years 1997, 1998 and 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            All of the issued and outstanding Common Stock of the Company is owned by GMI. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 17, 2000.


                                                  GMI                               Shares                     Percent
Name and Address                            Common Stock(1)                   Beneficially Owned               of Class
----------------                            ---------------                   ------------------               --------
Robert C. Guccione                              Class A                               6.67                       66.7%
16 East 67th Street                             Class B                               0.00                        0.0
New York, New York  10022

Robert C. Guccione Family                       Class A                               3.33                       33.3
Trust No. 1                                     Class B                               1.62                      100.0

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amounts of approximately $0.5 million in 1997, 1998 and 1999, for the use of the Townhouse for Company purposes. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

               The Properties and Salary Allocation Agreement also provides that the salaries of Mr. Guccione and Ms. Keeton are determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salaries based upon an allocation of the relative business time spent by Mr. Guccione and Ms. Keeton on GMI related business and on Company related business. In 1999, 1998 and 1997, the Company reimbursed GMI in the amounts of approximately $1.5 million , $2.0 million and $1.9 million, respectively, for the allocable amount of Mr. Guccione's and Ms. Keeton's (for 1997) salaries.

               GMI, the Company and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal, state and local income tax returns so long as permitted by the relevant tax authorities. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses ("NOLs") between the Company, GMI and the Other GMI Subsidiaries. The Company, however, is not required to pay income or franchise taxes (except certain alternative taxes) to the extent that it can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. The Company is not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities until after all of the Series B Notes are redeemed or paid, and then only for the NOLs used in that or any subsequent year. In addition, the Tax Sharing Agreement provides that GMI and the other GMI Subsidiaries indemnify the Company from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

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

               At December 31, 1999, the Company had a $0.9 million loan receivable from Mr. Guccione, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2000.

               At December 31, 1999, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione. Such loan bears no interest, is due on demand and is personally guaranteed by Mr. Guccione.

               The Company utilizes the services of Avrett, Free & Ginsberg, an advertising agency. Such agency provides for the design and placement of media advertising. Mr. Jack Avrett, a director of the Company until his death in August 1997, was a principal of such firm. The Company paid Avrett, Free & Ginsberg approximately $0.2, $0.2 and $.5 million for advertising services in 1999, 1998 and 1997, respectively.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)         The following documents are being filed as part of this Report:

            (1) See page F-1 for an index of consolidated financial statements.

            (2) See page F-1 for an index of financial statement schedules.

            (3) Exhibits:

       Exhibit
          No.              Description
       -------             -----------
        *3.1      --      Certificate of Incorporation of the Company, filed with the Secretary of State of
                          Delaware on November 9, 1993.

        *3.2      --      By-Laws of the Company.

        *4.1      --      Indenture, dated as of December 21, 1993, between the Company and IBJ Schroder
                          Bank & Trust Company, as trustee ("Trustee"), containing, as exhibits, specimens of Series A Notes and Series B Notes.

        *4.2      --      Registration Rights Agreement, dated as of December 21, 1993, between the
                          Company and the Underwriters.

        *4.3      --      Security Agreement, dated December 21, 1993, between the Company and Trustee.

        *4.4      --      Pledge Agreement, dated December 21, 1993, between the Company and Trustee.

        *4.5      --      Copyright Security Agreement, dated December 21, 1993, between the Company and Trustee.

        *4.6      --      Trademark Security Agreement, dated December 21, 1993, between the Company and Trustee.

      +*10.1      --      Distribution Agreement, dated September 19, 1977, among Curtis Circulation,
                          Penthouse International, Ltd., Forum International, Ltd., Viva International, Ltd.,
                          Penthouse Photo World, Ltd. and Penthouse Poster Press, Ltd.; Amendment No. 1,
                          undated; Amendment No. 2, dated September 8, 1982; Amendment No. 3, dated
                          March 18, 1985; and Amendment No. 4, dated February 1, 1986.

      +*10.2      --      Printing Agreement, dated April 30, 1980, between Penthouse International, Ltd.
                          and Meredith Corporation (to print Penthouse); Amendment, dated October 23,
                          1986; Addendum #8, dated November 7, 1986; Amendment, dated December 8,
                          1986; Addendum, dated March 20, 1987; Amendment, dated November 3, 1987;
                          Addendum, dated March 15, 1990; Addendum, dated June 15, 1990; and
                          Amendment and Extension, dated September 1, 1992.

      +*10.3      --      Printing Agreement, dated May 13, 1987, between Penthouse International, Ltd. and
                          Meredith/Burda (to print Girls of Penthouse); Addendum, dated March 15, 1990;
                          Addendum, dated June 15, 1990; and Amendment and Extension, dated September
                          1, 1992.

      +*10.4      --      Printing Agreement, dated July 20, 1993, among Hot Talk Publications, Ltd.,
                          Penthouse Letters, Ltd., General Media International, Inc. and R.R. Donnelley &
                          Sons Co. (to print Hot Talk and Penthouse Letters).

       *10.5      --      Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

       *10.6      --      Properties and Salary Allocation Agreement, dated December 21, 1993, among the
                          Company, GMI and Locusts on the Hudson River Corp.
       *10.7      --      Expense Allocation Agreement, dated December 21, 1993, among the Company,
                          GMI and the Other GMI Subsidiaries.

       Exhibit
          No.              Description
       -------             -----------
        *10.8      --      Tax Sharing and Indemnification Agreement, dated December 21, 1993, among the
                           Company, GMI and the Other GMI Subsidiaries.


        +10.9      --      Circulation Subscription Fulfillment Services Agreement, dated September 15,
                           1994, between Palm Coast Data, Ltd., Penthouse International, Ltd., Omni
                           Publications International, Ltd., Longevity International, Ltd., Four Wheeler
                           Publishing, Ltd., Stock Car Racing Publications, Inc., Open Wheel Publications,
                           Inc., Super Stock Publications, Inc., Forum International, Ltd. and Variations
                           Publishing International, Ltd.; Amendment, dated September 16, 1994
                           (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1994).

         10.10     --      Employment Agreement, dated December 17, 1997, between the Company and
                           Robert H. Altman.** (incorporated by reference to Exhibit 10.15 to the Company's
                           Annual Report on Form 10-K for the year ended December 31, 1997).

         10.11     --      Retirement Agreement, effective April 4, 1997,  between the Company and William
                           F. Marlieb.**(incorporated by reference to Exhibit 10.16 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997).

        +10.12     --      Amendment and Extension by and among R.R. Donnelly & Sons and General
                           Media International, Inc., General Media, Inc., General Media Communications, Inc.
                           and General Media Automotive Group, Inc. (incorporated by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                           September 30, 1997).

        +10.13     --      Printing Contract between Access Printing and General Media Communications,
                           Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

         10.14     --      Agreement of Lease between M393 Associates LLC and General Media, Inc.
                           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1998).

         10.15     --      Asset Sale and Purchase Agreement between EMAP Petersen, Inc. and General
                           Media Automotive Group, Inc. dated as of February 9, 1999 (incorporated by reference to exhibit  10.21 to the Company's Current Report on Form 8-K dated
                           March 2, 1999).

         12.1      --      Computation of ratio of earnings to fixed charges.

         21.1      --      Subsidiaries of the Company.

         27        --      Financial Data Schedule.

---------------------

* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.

**     Compensatory arrangement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.


(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

(c)    Exhibits:

       See paragraph (a)(3) above for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

(d)    Financial Statement Schedules:

       See page F-1 for an index of financial statement schedules filed as part of this Form 10-K.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES



                                                                                             Page


Report of Independent Certified Public Accountants                                                  F-2


Financial Statements

      Consolidated Balance Sheets, December 31, 1998 and 1999                                 F-3 - F-4

      Consolidated Statements of Operations for the Years
         Ended December 31, 1997, 1998 and 1999                                                     F-5

      Consolidated Statement of Stockholder Deficiency for the Years
         Ended December 31, 1997, 1998 and 1999                                                     F-6

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1998 and 1999                                                     F-7 - F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a loss of $8,051,000 before income from certain non-recurring items during the year ended December 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $59,685,000 and its total liabilities exceeded its total assets by $56,703,000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GRANT THORNTON LLP
GRANT THORNTON LLP


New York, New York
March 3, 2000 (except for Note 6, as to which the date is March 27, 2000)

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)


                    ASSETS                                          1998          1999
                    ------                                          ----          ----
CURRENT ASSETS
    Cash and cash equivalents                                    $  6,432       $  5,659
    Accounts receivable, net of allowance for
       doubtful accounts of $918 in 1998 and
       $1,122 in 1999                                               9,083          6,801
    Inventories                                                     4,658          4,523
    Due from affiliated companies                                   2,143          2,996
    Prepaid expenses and other current assets                       3,378          1,474
    Loan to shareholder                                               985            862
                                                                 --------       --------

             Total current assets                                  26,679         22,315




PROPERTY AND EQUIPMENT - AT COST,
    net of accumulated depreciation and amortization                3,743          3,372





OTHER ASSETS
    Rent security deposits                                          1,764          1,504
    Loan to affiliated company                                      1,086          1,086
    Deferred debt issuance costs, net                               1,998            720
    Deferred subscription acquisition costs, net                    3,041            397
    Intangible assets, net                                          2,577
    Other                                                           1,060            910
                                                                  -------       --------

                                                                   11,526          4,617
                                                                   ------        -------

                                                                  $41,948        $30,304
                                                                   ======         ======



The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                                  December 31,
                             (amounts in thousands)



                    LIABILITIES AND STOCKHOLDER DEFICIENCY             1998                   1999
                                                                       ----                   ----
CURRENT LIABILITIES
    Current maturities of Senior Secured Notes                                               $ 51,847
    Accounts payable                                                  $16,538                  12,298
    Accrued retail display allowances                                   2,242                   2,233
    Deferred revenue                                                   13,529                   8,954
    Other liabilities and accrued expenses                              2,930                   5,649
    Income taxes payable                                                  254                   1,019
                                                                    ---------                --------
            Total current liabilities                                  35,493                  82,000

SENIOR SECURED NOTES                                                   79,645

UNEARNED REVENUE                                                        3,089                   2,066

OTHER NONCURRENT LIABILITIES                                                                    1,150

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                     1,791                   1,791

STOCKHOLDER DEFICIENCY
    Common stock, $.01 par value; authorized, 1,000,000
       shares; issued and outstanding, 475,000 shares                       5                       5
    Capital in excess of par value                                      1,418                   2,898
    Accumulated deficit                                               (79,493)                (59,606)
                                                                      -------                 -------

                                                                      (78,070)                (56,703)
                                                                      -------                 -------

                                                                     $ 41,948                $ 30,304
                                                                      =======                 =======




The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                             (amounts in thousands)



                                                           1997                    1998                    1999
                                                         ---------               ---------               ------

Net revenues
    Publishing
      Newsstand                                          $  46,635               $  46,179                 $39,153
      Advertising                                           25,372                  26,061                  12,583
      Subscription                                          10,895                  11,881                   7,776
      Other                                                  4,016                   3,382                   2,701
    Entertainment                                           16,842                  17,647                  16,598
                                                          --------                --------                  ------

                                                           103,760                 105,150                  78,811
                                                           -------                 -------                  ------

Operating costs and expenses
    Publishing - production, distribution and
      editorial                                             45,586                  44,095                  34,449
    Entertainment - direct costs                             6,363                   2,672                   2,494
    Selling, general and administrative                     41,998                  50,523                  41,229
    Rent expense from affiliated companies                     548                     523                     542
    Depreciation and amortization                            1,873                   1,815                     941
                                                         ---------               ---------               ---------

         Total operating costs and expenses                 96,368                  99,628                  79,655
                                                          ---------               ---------                 ------

         Income (loss) from operations                       7,392                   5,522                   ( 844)

Other income (expense)
    Gain on sale of Automotive Magazines                                                                    30,657
    Interest expense                                        (9,918)                 (9,918)                 (7,969)
    Interest income                                            611                     517                     762
                                                        ----------              ----------                --------

         Income (loss) before taxes and
             extraordinary
             item                                           (1,915)                 (3,879)                 22,606

    Income taxes                                                                                            (3,390)

         Income (loss) before extraordinary
             item                                           (1,915)                 (3,879)                 19,216

Extraordinary gain from early extinguishment of
    debt, net of income taxes of $15 in 1999                                                                   671
                                                     -------------          --------------                --------

         NET INCOME (LOSS)                              $   (1,915)             $   (3,879)                $19,887
                                                         =========               =========                  ======


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

                  Years ended December 31, 1997, 1998 and 1999
                             (amounts in thousands)







                                                                    Capital in
                                                    Common           excess of         Accumulated
                                                     stock           par value           deficit              Total
                                                    ------          ----------         -----------            -----

Balance - January 1, 1997                             $5             $1,418            $(73,299)            $(71,876)

Net loss for the year                                                                    (1,915)              (1,915)
                                                      --            -------            --------            ---------

Balance - December 31, 1997                            5              1,418             (75,214)             (73,791)

Net loss for the year                                                                    (3,879)              (3,879)
Less cash dividend paid                                                                    (400)                (400)
                                                      --            -------             -------              -------

Balance - December 31, 1998                            5              1,418             (79,493)             (78,070)

Net income for the year                                                                  19,887               19,887
Contribution to capital by Parent Company                             1,480                                    1,480
                                                      --              -----            --------            ---------

BALANCE - DECEMBER 31, 1999                           $5             $2,898            $(59,606)            $(56,703)
                                                       =             ======             =======              =======















The accompanying notes are an integral part of this statement.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                             (amounts in thousands)






                                                                   1997                1998                 1999
                                                                 ---------           ---------            ---------

Cash flows from operating activities
    Net income (loss)                                              $(1,915)            $(3,879)            $ 19,887
                                                                    ------              ------              -------
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Depreciation and amortization                                1,873               1,815                  941
        Amortization of bond costs                                   1,166               1,168                  971
        Amortization of unearned revenue                            (1,461)             (1,610)              (1,023)
        Extraordinary gain from early extinguishment
            of debt                                                                                            (686)
        Noncash contribution by Parent Company                                                                1,480
        Gain on disposition of Automotive Magazine
            assets                                                                                          (30,657)
        Loss from disposal of property and
            equipment                                                                      725
        Changes in operating assets and liabilities
          Accounts receivable                                        2,574                  94                  895
          Inventories                                                  866                 439                  135
          Other current assets                                        (888)                202                1,562
          Other assets                                                (709)             (1,564)               1,788
          Accounts payable and accrued expenses                       (300)              3,366               (5,233)
          Income taxes payable                                        (305)               (118)                 765
          Deferred revenue                                             834               1,781                  220
          Other long-term liabilities                                                                         1,150
                                                                ----------          ----------            ---------

                                                                     3,650               6,298              (27,692)
                                                                    ------              ------              -------

         Net cash provided by (used in) operating
             activities                                              1,735               2,419               (7,805)
                                                                    ------              ------             --------

Cash flows from investing activities
    Proceeds from sale of Automotive Magazines                                                               35,000
    Capital expenditures                                              (335)             (2,752)                (638)
    Proceeds from office relocation                                                      1,105
    Loan to shareholder                                               (732)               (253)                 (77)
    Repayment from shareholder                                                                                  200
                                                                ----------          ----------            ---------

         Net cash provided by (used in) investing
            activities                                              (1,067)             (1,900)              34,485
                                                                    ------              ------              -------

                      General Media, Inc. and Subsidiaries

                             Year ended December 31,
                             (amounts in thousands)






                                                                   1997                1998                 1999
                                                               -----------          -----------           -----------
Cash flows from financing activities
    Purchase of Senior Secured Notes                                                                       $(26,600)
    Advance to affiliated companies                             $   (524)            $(1,465)                (2,971)
    Repayments from affiliated companies                                                 470                  2,118
    Dividends paid                                                                      (400)
                                                               -----------           -----------           -----------

         Net cash used in financing activities                      (524)             (1,395)               (27,453)
                                                               -----------           -----------           -----------
         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                    144                (876)                  (773)

Cash and cash equivalents at beginning of year                     7,164               7,308                  6,432
                                                                  ------              ------               --------

Cash and cash equivalents at end of year                         $ 7,308             $ 6,432              $   5,659
                                                                  ======              ======               ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                  $ 8,720             $ 8,720              $   6,996
       Income taxes                                                  481                 118                  1,120



















The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     General Media, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of General Media International, Inc. ("GMI"), is a publishing and entertainment company engaged in the production and sale of men's magazines, various entertainment products, and until March 1999, automotive magazines and an automotive television series. Penthouse is the most significant trademark of the Publishing segment and is used extensively in magazine publishing and foreign edition licensing. In December 1999, the Company launched a new magazine called Mind & Muscle Power which targets the men's health magazine market. The Company's operations are located primarily in New York City, and the Company has a broad customer base.

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

                           December 31, 1998 and 1999



NOTE 1 (CONTINUED)

         Revenues from the sale of magazine subscriptions are recognized over the term of the subscriptions.

         Revenues from the sales of films and video cassettes are recognized in the period in which the product is shipped. Returns are generally not material. Revenues from product and trademark licensing are recorded in the period in which earned.

         Revenues from the sale of memberships to the Company's internet site are recognized over the term of the membership.

         Revenues from pay-per-call programs are recorded in the period in which the calls are made.

     c.  Inventories

         Paper and printing costs are valued at the lower of cost (first-in, first-out method) or market. Editorials and pictorials are valued at actual cost. Film and programming costs are the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve months from the film release date.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 1 (CONTINUED)

     f.  Intangible Assets

         Intangible assets are specific advertising accounts, subscriber lists, circulation lists and goodwill related to the automotive magazines. The intangible assets were eliminated as part of the sale of the automotive magazines in March 1999.

         Amortization expense is approximately $616,000, $617,000 and $103,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Accumulated amortization was approximately $7,911,000 at December 31, 1998.

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

                           December 31, 1998 and 1999



NOTE 1 (CONTINUED)

     i.  Concentration and Fair Value of Financial Instruments

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such balances generally exceed the FDIC insurance limit. Management of the Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributors and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates fair market value. Based upon the quoted market prices, the fair value of the Company's Senior Secured Notes was $70,400,000 and $44,200,000 as of December 31, 1998 and 1999,
         respectively.

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

     k.  Reclassification of Prior Periods

         Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.


NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained net losses (before Gain on Sale of Automotive Magazines) from operations

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 2 (CONTINUED)

     in recent years, and in 1999, the Company has used, rather than provided, cash in its operations. Further, at December 31, 1999, current liabilities exceeded current assets by $59,685,000 and total liabilities exceeded total assets by $56,703,000. The Company's Senior Secured Notes (the "Notes") totaling $52,000,000 (see Note 6) mature on December 31, 2000. Management of the Company does not believe that it can generate sufficient funds from operations in time to repay the Notes upon maturity and there can be no assurance that the Company will be able to secure a source of funding for the refinancing of the Notes. Moreover, even if a suitable refinancing source is found, there can be no assurance that the terms of the refinancing will be as favorable as the current terms existing under the Company's Notes. In the event that the Company cannot repay the Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets including its registered trademarks.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to obtain financing and continued operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company has undertaken several actions to achieve future profitability and improve cash flow. There can be no assurance that management will be able to achieve such plans. These actions are as follows:

         - Improve revenue by increasing the cover price of certain of its publications.

         - Decrease production costs of its magazines by reducing the number of newsstand copies it prints (through increased newsstand sales efficiencies and overall print order reductions), changing the paper grades on substantially all its publications, reducing the number of pages per issue of certain publications, and discontinuing an unprofitable publication.

         - Decrease selling, general and administrative expenses by reducing the number of employees, professional fees, advertising costs and other selling, general and administrative expenses as a result of restructuring the Company's operations.

     In addition, the Company is actively seeking to secure a source of funding for the refinancing of its notes.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 3 - SALE OF AUTOMOTIVE MAGAZINES

     On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc. ("GMAG"), to EMAP Petersen, Inc. ("EMAP") for $35,000,000 in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price is subject to an adjustment which was to be finalized within 60 days from the Closing Date and shall be increased or decreased on a dollar-for-dollar basis by the amount that net working capital, as defined in the Asset Purchase Agreement, deviates from $1,500,000. The Company recorded an after-tax gain of approximately $27,000,000 on the sale. A final determination with respect to the sale price adjustment has not yet been made, although the Company does not expect such adjustment to be material.

     Under the Indenture, as discussed in Note 6, the Company had 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds were not so applied, the remaining amount was to be deemed excess proceeds. Should the excess proceeds exceed $5,000,000, the Company was required to make an offer to all bondholders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds.

     On April 27, 1999, the Company tendered an Offer To Purchase and Consent Solicitation Agreement (the "Offer") to the registered holders (the "Noteholders") of the Notes. The Offer solicited consents from Noteholders for the adoption of certain proposed waivers and amendments to the Indenture, and solicited the Noteholders consent to the Company's offer to purchase for cash, on a pro rata basis, $28,000,000 in aggregate principal amount of the Notes from the proceeds received from the sale of the Automotive Magazines (the "Sales Proceeds"). The purchase price offered was $0.95 for each $1.00 in principal amount of Notes tendered and accepted pursuant to the Offer, plus accrued interest through and including the date of purchase. The Offer further requested the Noteholders to consent to the release to the Company for general working capital of approximately $2,700,000 remaining from the Sales Proceeds, after giving effect to the purchase of the Notes contemplated in the Offer and costs associated with the sale of the Automotive Magazines. In May 1999, a majority of the Noteholders consented to the waivers and amendments to the Indenture and tendered the full $28,000,000 in principal amount of Notes for purchase by the Company for cash of $26,600,000. The remaining cash of approximately $2,700,000 was released to the Company for general working capital purposes.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



 NOTE 3 (CONTINUED)

     The effect of this Offer was a reduction in Notes outstanding of $28,000,000, a reduction in interest expense in Fiscal 1999 of approximately $1,800,000, a net gain of $671,000 on the retirement of the Notes and a reduction in available cash of approximately $28,000,000. The net gain of $671,000 has been reflected in the consolidated statements of operations as an extraordinary item.


NOTE 4 - INVENTORIES

     Inventories include the following at December 31,:


                                                                   1998                      1999
                                                                  ------                    ------
                                                                          (in thousands)
      Paper and printing                                          $1,807                   $1,702
      Editorials and pictorials                                    2,080                    2,295
      Film and programming costs                                     771                      526
                                                                  ------                   ------

                                                                  $4,658                   $4,523
                                                                   =====                    =====


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, consist of:


                                                                                      1998                1999
                                                                                     ------              ------
                                                                                        (in thousands)

      Furniture and equipment                                                      $  6,613            $  6,364
      Leasehold improvements                                                          1,847               1,985
      Computer hardware and software                                                  2,549               2,541
      Other                                                                              66                  66
                                                                                  ---------           ---------

                                                                                     11,075              10,956

      Accumulated depreciation and amortization                                      (7,332)             (7,584)
                                                                                    -------             -------

                                                                                   $  3,743            $  3,372
                                                                                    =======             =======

     Depreciation and amortization expense was $1,257,000, $1,198,000 and $838,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 6 - SENIOR SECURED NOTES

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

     The Company also issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants entitle the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants are exercisable for a period of seven years from the year of issuance of the Notes, and, beginning in 1999, the holders have the right to require the Company to purchase for cash all of the Warrants at their fair value. At the time of issuance, the Company recorded the Warrants at fair value determined to be $1,841,000. Debt issuance costs, consisting of placement agent commissions, and professional and underwriters' fees totaling approximately $7,141,000 are being amortized over seven years.

     In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Senior Secured Notes, including 5,000 warrants, for a total cash price of $4,050,000. As more fully described in Note 3, in May 1999, the Company repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000.

     The Notes are collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash and cash equivalents.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999


NOTE 6 (CONTINUED)

     The indenture under the Notes (the "Indenture") contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81,600,000) and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of December 31, 1999, the Company was in compliance with all such covenants.

     During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the Indenture. This amount was repaid on March 27, 2000 by a transfer of the outstanding stock of a subsidiary of GMI whose net assets have an appraised value of $1,800,000 consisting of works of art and other valuables. The remaining balance of $795,000 was applied against the outstanding receivable from GMI.


 NOTE 7 - INCOME TAXES

     The income tax provision for the year ended December 31 consists of:

                                                                                              1999
                                                                                            -------
                                                                                        (in thousands)
       Current
           Federal                                                                            $1,519
           State                                                                               1,871
                                                                                              ------
                                                                                              $3,390
     The provision for income taxes differs from the amount of income tax                     ======
     determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                                                              1999
                                                                                            -------
      Statutory Federal income tax rate                                                        34.0%
      Net operating loss carryforwards                                                        (31.8)
      State taxes, net of Federal income tax                                                    5.6
      Timing differences                                                                        7.2
                                                                                             ------

      Effective tax rate                                                                       15.0%
                                                                                               ====

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 7 (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31, were as follows:

                                                                   1998                  1999
                                                                --------(in thousands)---------
Deferred tax assets
    Reserve for doubtful accounts                               $    274               $    449
    Accrued severance                                               --                      280
    Federal alternative minimum tax ("AMT") credit
       carryforward                                                 --                      275
    Contributions carryforwards                                       99                    105
    State alternative minimum tax ("AMT") credit
       carryforward                                                 --                      250
    Loss carryforwards                                            48,332                 32,857
                                                                --------               --------

         Gross deferred tax asset                                 48,705                 34,216

Deferred tax liabilities
    Depreciation                                                     (62)                  (564)
    LIFO basis difference                                           (143)                   (71)
                                                                --------               --------

         Gross deferred tax liability                               (205)                  (635)
                                                                --------               --------

Valuation allowance                                              (48,500)               (33,581)
                                                                --------               --------

         Net deferred tax asset                                 $   --                 $   --
                                                                ========               ========

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 7 (CONTINUED)

     The Company has established a full valuation allowance with respect to the future realization of net operating loss carryforwards, tax credits and other tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income.

     The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement, the Company will not be required to remit income taxes to GMI to the extent that taxes are not payable, due to the utilization of available net operating loss carryovers. GMI has available for Federal income tax purposes net operating losses aggregating approximately $82,142,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending in 2005 to 2019. The Company's ability to utilize net operating losses may be limited in the future due to additional issuances of the Company's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations. In addition, utilization of NOL carryforwards may be limited by the application of the at-risk rules. The amount of taxes that the Company would have paid in 1999 had GMI's net operating losses not been made available to the Company was $1,480,000 and that amount has been recorded as a contribution to capital by the Company in the accompanying financial statements.

     The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for the years ended 1986 through 1990. This audit resulted in a tax deficiency totaling $35,000 plus interest, which was paid in October 1999. As a result of the audit, the net operating loss carryforward was reduced by $95,600. Subsequent years' income tax and other tax returns filed by GMI are being audited or are subject to audit by governmental authorities.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



 NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Litigation

     In August 1996, an action was brought against the Company alleging various wrongs in connection with the Company's dealings with the former editor of Penthouse Comix and Mens Adventure Comix. By decision dated December 2, 1998, United States District Court dismissed the plaintiffs' Federal claims with prejudice and the plaintiffs' State claims without prejudice. The plaintiffs have indicated their intention to file a similar claim in New York State Courts; however, no such claim has yet been filed. In the opinion of management, the outcome of this claim is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

     On January 23, 1997, the Company filed in the United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997, DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30,000,000 in addition to incidental, consequential and punitive damages and compensation for lost profits. The Company intends to vigorously defend the arbitration, which is scheduled for June 2000. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

     There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



 NOTE 8 (CONTINUED)

     Leases

     The Company leases office space in several cities under operating leases expiring at various dates through March 2009. Rent expense under operating leases was $2,440,000, $2,396,000 and $1,956,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Minimum lease commitments are set forth below:

                        Year ending December 31,                        (in thousands)
                             2000                                           $ 1,810
                             2001                                             1,736
                             2002                                             1,868
                             2003                                             1,863
                             2004                                             1,864
                             Thereafter                                       8,063
                                                                            -------

                                                                            $17,204
                                                                            =======

     Employee Benefit Plan

     The Company's employees may participate in a GMI-sponsored employee profit-sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1997, 1998 and 1999.


 NOTE 9 - UNEARNED REVENUE

     During 1994 and 1995, the Company received amounts aggregating $1,000,000 and $8,000,000, respectively, relating to three distribution agreements for the Company's products. The advance in 1994 of $1,000,000 represents an incentive to sign a ten-year agreement with a distributor covering the foreign distribution of the Company's magazines. One of the advances in 1995 of $5,000,000 represents an advance payment for sales of the Company's video products, which is being recognized as revenue as Company products are sold through a distributor. The other advance, totaling $3,000,000, represents an incentive to sign a ten-year agreement with the distributor covering domestic distribution of the Company's magazines. Incentive advances are being recognized as revenue on a straight-line basis over the term of the related contract.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



NOTE 10 - RELATED PARTIES

     Included in the accompanying statements of operations are allocated expenses for the use by the Company of facilities owned by affiliated companies. Rent expense from affiliated companies was $548,000, $523,000 and $542,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     On November 26, 1993, the Company entered into a Property and Salary Allocation Agreement (the "Agreement") with GMI and a subsidiary of GMI which allows the Company to be charged for the cost of utilizing facilities owned by GMI and a subsidiary of GMI. The charges are based upon an estimate of the portion of the executive offices used by the Company and the cost of utilizing comparable facilities as determined by the nonemployee members of the Board of Directors of the Company.

     The Agreement also allows for the Company to be charged for salaries of the Chairman of the Board and the previous Vice Chairman of the Board of the Company, which are paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

     On November 26, 1993, the Company entered into an Expense Allocation Agreement with GMI and its subsidiaries which allows the Company to pay certain shared common indirect expenses. GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1998 and 1999 was $2,143,000 and $2,996,000,
     respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts. As discussed more fully in Note 6, on March 27, 2000, the Company received a payment of approximately $795,000 toward this balance through the transfer of the outstanding stock of a subsidiary of GMI.

     The Company has an unsecured loan receivable from an entity which is owned by GMI's principal shareholder. The loan amounted to $1,086,000 at December 31, 1998 and 1999. The loan is due on demand, bears no interest and is guaranteed by GMI's principal shareholder.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



 NOTE 10 (CONTINUED)

     The Company had $985,000 and $862,000 of loans receivable as of December 31, 1998 and 1999, respectively, from GMI's principal shareholder, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2000.


 NOTE 11 - SEGMENT INFORMATION

     The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler; Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines") and, effective December 1999, the publication of Mind and Muscle Power Magazine. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and pay membership service on the internet.

                                                                                        Corporate and
                                                                         Entertain-      reconciling
                                                      Publishing            ment             items           Consolidated
                                                    ----------------------------(in thousands)----------------------------
      1999
          SALES TO CUSTOMERS                            $62,213          $16,598                                $ 78,811
          INCOME (LOSS) FROM OPERATIONS                   5,594            8,389            $(14,827)               (844)
          IDENTIFIABLE ASSETS                            17,059            1,452              11,793              30,304
          DEPRECIATION AND AMORTIZATION                     664              277                                     941
          CAPITAL EXPENDITURES                              610               28                                     638

      1998
          Sales to customers                            $87,503          $17,647                                $105,150
          Income from operations                         13,754            9,743            $(17,975)              5,522
          Identifiable assets                            27,482            1,352              13,114              41,948
          Depreciation and amortization                   1,533              282                                   1,815
          Capital expenditures                            2,570              182                                   2,752

      1997
          Sales to customers                            $86,918          $16,842                                $103,760
          Income from operations                         15,762            6,648            $(15,018)              7,392
          Identifiable assets                            27,336            2,029              13,262              42,627
          Depreciation and amortization                   1,604              269                                   1,873
          Capital expenditures                              260               75                                     335

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1998 and 1999



 NOTE 11 (CONTINUED)

     The loss from operations in the Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, and costs related to the operation of the corporate and executive offices. Corporate and reconciling items included in identifiable assets include all cash, deferred debt issuance costs, loan to shareholder, loan to affiliated company and assets held for sale.

     The market for the Company's product is worldwide; however, over 90% of the Company's revenue is derived from U.S.-based sources.

     No customer of the Company accounted for more than five percent of the Company's net revenues in 1997, 1998 or 1999, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE







Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated March 3, 2000 (except for Note 6, as to which the date is March 27, 2000), we have also audited Schedule II as of December 31, 1997, 1998 and 1999, and for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses the uncertainty about the Company's ability to continue as a going concern.



/s/ GRANT THORNTON LLP
GRANT THORNTON LLP


New York, New York
March 3, 2000

                      General Media, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                             (amounts in thousands)





               Column A                     Column B                    Column C                       Column D           Column E
               --------                    ---------                    --------                    -----------          ---------
                                                                       Additions
                                                              ------------------------------
                                                                                  Charged to
                                            Balance at        Charged to            Other                                Balance at
                                             beginning         costs and          accounts -         Deductions -          end of
              Description                    of period         expenses            Describe            describe            period
              -----------                    ---------         --------            --------            --------            ------
YEAR ENDED DECEMBER 31, 1999
    ALLOWANCE FOR DOUBTFUL ACCOUNTS           $   918          $   724                                 $   520 (a)          $1,122
                                              =======          =======                                 =======              ======

Year ended December 31, 1998
    Allowance for doubtful accounts           $   951           $2,961                                  $2,994 (a)         $   918
                                              =======           ======                                  ======             =======

Year ended December 31, 1997
    Allowance for doubtful accounts            $1,661          $   555                                  $1,265 (a)         $   951
                                               ======          =======                                  ======             =======




 (a) Accounts written off, net of recoveries.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



GENERAL MEDIA, INC.



By:       /s/ Robert C. Guccione                                 March 30, 2000
          ----------------------------------------
          Robert C. Guccione,
          Chairman of the Board;
          Publisher
          (Principal Executive Officer)


By:       /s/ John D. Orlando                                    March 30, 2000
          ----------------------------------------
          John D. Orlando,
          Senior Vice President-
          Chief Financial Officer
          (Principal Financial Officer and
          Principal Accounting Officer)



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

        Signature                              Title                                     Date
        ---------                              -----                                     ----
/s/ Robert C. Guccione                   Chairman of the Board,                     March 30, 2000
--------------------------               Publisher and Director
Robert C. Guccione



/s/ Nina Guccione                        President-New Media, Secretary             March 30, 2000
--------------------------               and Director
Nina Guccione


/s/ John D. Orlando                      Senior Vice President- Chief Financial     March 30, 2000
--------------------------               Officer and Director
John D. Orlando


/s/ William F. Marlieb                   Director                                   March 30, 2000
---------------------------
William F. Marlieb


/s/ John L. Decker                       Director                                   March 30, 2000
---------------------------
John L. Decker


/s/ Phyllis Schwebel                     Director                                   March 30, 2000
---------------------------
Phyllis Schwebel

                                  EXHIBIT INDEX


  Exhibit                                                                             Sequential
     No.      Description                                                             Numbering
  -------     -----------                                                             ---------
   *3.1  --   Certificate of Incorporation of the Company, filed
              with the Secretary of State of Delaware on November

              9, 1993.
   *3.2  --   By-Laws of the Company.

   *4.1  --   Indenture, dated as of December 21, 1993, between
              the Company and IBJ Schroder Bank & Trust
              Company, as trustee ("Trustee"), containing, as
              exhibits, specimens of Series A Notes and Series B
              Notes.

   *4.2  --   Registration Rights Agreement, dated as of
              December 21, 1993, between the Company and the
              Underwriters.

   *4.3  --   Security Agreement, dated December 21, 1993,
              between the Company and Trustee.

   *4.4  --   Pledge Agreement, dated December 21, 1993,
              between the Company and Trustee.

   *4.5  --   Copyright Security Agreement, dated December 21,
              1993, between the Company and Trustee.

   *4.6  --   Trademark Security Agreement, dated December 21,
              1993, between the Company and Trustee.

 +*10.1  --   Distribution Agreement, dated September 19, 1977,
              among Curtis Circulation, Penthouse International,
              Ltd., Forum International, Ltd., Viva International,
              Ltd., Penthouse Photo World, Ltd. and Penthouse
              Poster Press, Ltd.; Amendment No. 1, undated;
              Amendment No. 2, dated September 8, 1982;
              Amendment No. 3, dated March 18, 1985; and
              Amendment No. 4, dated February 1, 1986.

 +*10.2  --   Printing Agreement, dated April 30, 1980, between
              Penthouse International, Ltd. and Meredith
              Corporation (to print Penthouse); Amendment, dated
              October 23, 1986; Addendum #8, dated November 7,
              1986; Amendment, dated December 8, 1986;
              Addendum, dated March 20, 1987; Amendment,
              dated November 3, 1987; Addendum, dated March
              15, 1990; Addendum, dated June 15, 1990; and
              Amendment and Extension, dated September 1,
              1992.

 +*10.3  --   Printing Agreement, dated May 13, 1987, between
              Penthouse International, Ltd. and Meredith/Burda (to
              print Girls of Penthouse); Addendum, dated March
              15, 1990; Addendum, dated June 15, 1990; and
              Amendment and Extension, dated September 1,
              1992.

  Exhibit                                                                             Sequential
     No.      Description                                                             Numbering
  -------     -----------                                                             ---------
+*10.4  --     Printing Agreement, dated July 20, 1993, among Hot
               Talk Publications, Ltd., Penthouse Letters, Ltd.,
               General Media International, Inc. and R.R. Donnelley
               & Sons Co. (to print Hot Talk and Penthouse
               Letters).

 *10.5  --     Warrant Agreement, dated December 21, 1993,
               between the Company and Trustee.

 *10.6  --     Properties and Salary Allocation Agreement, dated
               December 21, 1993, among the Company, GMI and
               Locusts on the Hudson River Corp.

 *10.7  --     Expense Allocation Agreement, dated December 21,
               1993, between the Company, GMI and the Other
               GMI Subsidiaries.

 *10.8  --     Tax Sharing and Indemnification Agreement, dated
               December 21, 1993, among the Company, GMI and
               the Other GMI Subsidiaries.


 +10.9  --     Circulation Subscription Fulfillment Services
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

  10.10 -- Employment Agreement, dated December 17, 1997, between the Company and Robert H.
               Altman.**(incorporated by reference to Exhibit
               10.15 to the Company's Annual Report on Form 10-
               K for the year ended December 31, 1997).


  10.11 -- Retirement Agreement, effective April 4, 1997, between the Company and William F.
               Marlieb.**(incorporated by reference to Exhibit
               10.16 to the Company's Annual Report on Form 10-
               K for the year ended December 31, 1997).

  Exhibit                                                                             Sequential
     No.      Description                                                             Numbering
  -------     -----------                                                             ---------

 +10.12 --    Amendment and Extension by and among R.R.
              Donnelly & Sons and General Media International,
              Inc., General Media, Inc., General Media
              Communications, Inc.  And General Media
              Automotive Group, Inc. (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30,
              1997).


 +10.13 --    Printing Contract between Access Printing and
              General Media Communications, Inc.
              (incorporated by reference to Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1998).


  10.14  --   Agreement of Lease between M393 Associates
              LLC and General Media, Inc. (incorporated by
              reference to Exhibit 10.2 to
              the Company's Quarterly Report
              on Form 10-Q for the quarter
              ended September 30, 1998).


  10.15 --    Asset Sale and Purchase Agreement between
              EMAP Petersen, Inc. and General Media
              Automotive Group, Inc.dated as of February
              9,1999   (incorporated by reference to Exhibit
              10.21 to the Company's Current Report on Form
              8-K dated March 2, 1999).


  12.1  --    Computation of ratio of earnings to fixed charges.


  21.1  --    Subsidiaries of the Company.


  27    --    Financial Data Schedule


---------------------

* Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.

**     Compensatory arrangement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.