Form 10-Q
period 2000-03-31
GENERAL MEDIA INC
filed 2000-04-28
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934

                                                                                Commission
For the Quarterly Period Ended March 31, 2000                                   File No. 33-76716
                               --------------                                            --------

                              General Media, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          Delaware                   13-3750988
----------------------------------   -------------------
(State or other jurisdiction         (IRS Employer
of incorporation or organization)    Identification Number)

11 Penn Plaza, New York, NY          10001
----------------------------------   -------------------
(Address of Principal Executive      Zip Code
Offices)

                                 (212) 702-6000
------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X          No
                                 ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                                   Outstanding at April 27, 2000
         -----                                                   -----------------------------
Common stock, $.01 par value                                               475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I-FINANCIAL INFORMATION
----------------------------

         Item 1.    Financial Statements                                                                             3

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                                                                       9

         Item 3.    Quantitative And Qualitative Disclosures About Market Risk                                      16


PART II- OTHER INFORMATION
--------------------------

         Item 1.    Legal Proceedings                                                                               16

         Item 2.    Changes in Securities and Use of Proceeds                                                      N/A

         Item 3.    Defaults Upon Senior Securities                                                                N/A

         Item 4.    Submission of Matters to a Vote
                    of Security Holders                                                                            N/A

         Item 5.    Other Information                                                                              N/A

         Item 6.    Exhibits and Reports on Form 8-K                                                                16

         Signatures                                                                                                 17

         Exhibit Index                                                                                              18

ITEM 1. FINANCIAL STATEMENTS


                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                   ---------------------------------------------------
                                                                              1999                        2000
                                                                   ------------------------    -----------------------
NET REVENUES
      Publishing
         Newsstand                                                                 $10,244                   $9,876
         Advertising                                                                 5,490                    2,445
         Subscription                                                                2,714                    1,681
         Other                                                                         673                      822

      Entertainment                                                                  3,658                    4,072
                                                                   ------------------------    ---------------------

                                                                                    22,779                   18,896
                                                                   ------------------------    ---------------------
OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                              9,955                    7,464
      Entertainment- direct costs                                                      434                      301
      Selling, general and administrative                                           11,920                    8,258
      Rent expense from affiliated companies                                           133                      135
      Depreciation and amortization                                                    313                      213
                                                                   ------------------------    ---------------------

                  Total operating costs and expenses                                22,755                   16,371
                                                                   ------------------------    ---------------------

                             Income from operations                                     24                    2,525
                                                                   ------------------------    ---------------------

OTHER INCOME (EXPENSE)
      Gain on sale of Automotive Group                                              30,734
      Interest expense                                                              (2,480)                  (1,697)
      Interest income                                                                  225                      126
                                                                   ------------------------    ---------------------

INCOME BEFORE TAXES                                                                 28,503                      954


      Income taxes                                                                   1,287                      375
                                                                   ------------------------    ---------------------

Net income                                                                          27,216                      579


Accumulated deficit-beginning of period                                            (79,493)                 (59,606)
                                                                   ------------------------    ---------------------

Accumulated deficit-end of period                                                 ($52,277)                ($59,027)
                                                                   ========================    =====================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                         DECEMBER 31,               MARCH 31,
                                                                                            1999                      2000
                                                                                  ----------------------  -----------------------
                                        ASSETS
                                        ------
CURRENT ASSETS
--------------
      Cash and cash equivalents                                                                  $5,659                   $8,246
      Accounts receivable, net of
      allowance for doubtful accounts                                                             6,801                    4,172
      Inventories                                                                                 4,523                    4,812
      Prepaid expenses and other current assets                                                   1,474                    1,243
      Due from affiliated companies                                                               2,996                    2,636
      Loan to shareholder                                                                           862                      886
                                                                                  ----------------------  -----------------------

                                        Total current assets                                     22,315                   21,995

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation                                                                3,372                    3,258

OTHER ASSETS
------------
      Deferred subscription aquisition costs                                                        397                      363
      Deferred debt issuance costs, net                                                             720                      539
      Loan to affiliated company                                                                  1,086                    1,086
      Fine Arts and collectibles                                                                    470                    2,270
      Other                                                                                       1,944                    1,827
                                                                                  ----------------------  -----------------------

                                                                                                  4,617                    6,085
                                                                                  ----------------------  -----------------------

                                                                                                $30,304                  $31,338
                                                                                  ======================  =======================


                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                 ----------------------------------------
CURRENT LIABILITIES
-------------------
      Current Maturities of Senior Secured Notes                                                $51,847                  $51,885
      Accounts payable                                                                           12,298                   12,892
      Deferred  revenue                                                                           8,954                    8,705
      Other liabilities and accrued expenses                                                      8,901                    9,096
                                                                                  ----------------------  -----------------------


                                        Total current liabilities                                82,000                   82,578



UNEARNED REVENUE                                                                                  2,066                    1,989

OTHER NON-CURRENT LIABILITIES                                                                     1,150                    1,104

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                                               1,791                    1,791


STOCKHOLDERS' DEFICIENCY
------------------------
      Common stock, $.01 par value; 1,000,000
         shares; issued and outstanding, 475,000 shares                                               5                        5
      Capital in excess of par value                                                              2,898                    2,898
      Accumulated deficit                                                                       (59,606)                 (59,027)
                                                                                  ----------------------  -----------------------

                                                                                                (56,703)                 (56,124)
                                                                                  ----------------------  -----------------------

                                                                                                $30,304                  $31,338
                                                                                  ======================  =======================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                ----------------------------------------------
                                                                                        1999                      2000
                                                                                ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net income                                                                                   $27,216                     $579
Adjustments to reconcile net income to
        cash provided by (used in) operating activities

        Depreciation and amortization                                                            313                      213
        Amortization of debt issuance costs and discounts                                        292                      219
        Disposition of  Automotive Magazine assets, net of tax                               (29,447)
        Income taxes payable to affiliated companies                                                                      375
        Accrued interest on loan to shareholder                                                  (26)                     (24)
        Net change in operating assets and liabilities                                            56                    3,138
                                                                                ---------------------     --------------------

             Net cash provided by (used in) operations                                       (1,596)                    4,500
                                                                                ---------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        Proceeds from  sale of Automotive Magazines                                           35,000
        Capital expenditures                                                                    (113)                     (98)
                                                                                ---------------------     --------------------

             Net cash  provided by (used in) investing activities                             34,887                      (98)
                                                                                ---------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

        Advances to affiliated companies                                                        (283)                  (1,815)
                                                                                ---------------------     --------------------
             Net cash used in financing activities                                              (283)                  (1,815)
                                                                                ---------------------     --------------------
             Net increase in cash and cash equivalents                                        33,008                    2,587

Cash and cash equivalents at beginning of period                                               6,432                    5,659
                                                                                ---------------------     --------------------
Cash and cash equivalents at end of period                                                   $39,440                   $8,246
                                                                                =====================     ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
        Cash paid during the period for:
                  Interest                                                                       $60                      $60
                  Income Taxes                                                                  $275                       $9


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------
        Non-cash repayment by affiliated companies                                                                     $1,800


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PREPARATION

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 1999 has been derived from the audited financial statements at that date.

Generally accepted accounting principles contemplate continuation of the Company as a going concern. The Company's Senior Secured Notes (the "Notes") totaling $52,000,000 (see Note 4) mature on December 31, 2000. Although the Company is actively seeking to secure a source of funding for the refinancing of the Notes, there can be no assurance that the Company will be able to secure the source of funding it needs in time to refinance the Notes. If a suitable source of funding is not found, the Company will not be able to generate sufficient funds from operations in time to repay the Notes upon maturity, therefore the Company's ability to continue as a going concern in the future is dependent on its ability to refinance the Notes. Moreover, even if a suitable refinancing source is found, there can be no assurance that the terms of the refinancing will be as favorable as the current terms existing under the Company's Notes. In the event that the Company cannot repay the Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets including its registered trademarks.

The Company has undertaken several actions during the fourth quarter of 1999 and in the current period to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during the current period, resulting in income from operations of $2,525,000, net income of $579,000, positive cash flows from operations of $4,500,000 and overall positive cash flows of $2,587,000 for the three months ended March 31, 2000. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow.

2.       INVENTORIES

Inventories consist of the following:

                                                              December 31,         March 31,
                                                                  1999               2000
                                                              ------------      ------------
                                                               ------- In Thousands ------
Paper and printing                                                 $ 1,702           $ 1,967
Editorials and pictorial                                             2,295             2,195
Film and programming costs                                             526               650
                                                                -----------       -----------
                                                                   $ 4,523           $ 4,812
                                                                ===========       ===========

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

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

4.       SENIOR SECURED NOTES

On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes mature on December 31, 2000 and bear interest at 10-5/8% per annum, which is payable semiannually. Beginning December 31, 1999 the Notes can be redeemed at the option of the Company at 100% of the principal amount of the Notes.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.       (CONTINUED)

The indenture contains covenants which , among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth (deficiency) of $(81,600,000), and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 2000, the Company was in compliance with all such covenants.

During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the Indenture. This amount was repaid in full with interest on March 27, 2000 by a transfer of 100% of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other valuables which have been appraised at $1,800,000 by Sotheby's Inc.. Approximately $19,000 of the remaining balance of $795,000 was applied against interest charged on the advances and approximately $776,000 was applied against the outstanding receivable from GMI.

5.        INCOME TAXES

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of income is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI beginning in the year in which the Company's Senior Secured Notes are paid to the extent that the Company utilizes the net operating losses ("NOL's") of GMI to reduce its income tax liabilities. GMI has available for Federal income tax purposes NOL's aggregating approximately $82,142,000 which can be used by the Company to reduce future taxes, as long as the Company is a member of GMI's consolidated group. The amount of taxes that the Company would have paid for the three months ended March 31, 2000 had GMI's net operating losses not been made available to the Company was approximately $375,000. This amount has been recorded in the accompanying financial statements as the income tax provision for the period and as a reduction of the amount due from affiliated companies. The income tax provision for the three months ended March 31, 2000 consists of federal income taxes of approximately $330,000 and state income taxes of approximately $45,000. Under the terms of the Agreement no cash has been paid by the Company to GMI. Payment of these taxes to GMI are due within thirty days after the Company pays the group consolidated tax liability.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse Magazine and six (five, after December 1999) affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines"). The Company suspended publication of the Affiliate Publication Hot Talk in December 1999 due to poor financial performance of the magazine and the Automotive Magazines were sold on March 2, 1999. In December 1999, the Company launched Mind & Muscle Power ("Power") magazine which targets the men's health and fitness magazine market. The initial issue was launched as a free supplement packaged with the January 2000 issue of Penthouse Magazine which went on sale in December 1999. The second issue went on sale in March 2000 with regular monthly issues expected thereafter. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, pay-per-view programming and the sale of memberships to the Company's internet site.

RESULTS OF OPERATIONS (THREE  MONTHS ENDED MARCH 31, 2000  VS. 1999)

The Company's revenues were $18.9 million for the three months ended March 31, 2000, compared to revenues of $22.8 million for the three months ended March 31, 1999, a decrease of $3.9 million. Included in the $22.8 million of revenue for the three months ended March 31, 1999 is $4.9 million of revenue from the Automotive Magazines. After giving effect to the sale of the Automotive Magazines, the Company's revenues increased by $1.0 million. Newsstand revenues were $9.9 million and $10.2 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.3 million. Included in the $10.2 million of newsstand revenues for the three months ended March 31, 1999 is $1.0 million of revenues from the Automotive Magazines. After giving effect to the sale of the Automotive Magazines, the Company's revenues increased by $0.7 million. Newsstand revenues for Mens Magazines were $9.6 and $9.2 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.4 million. Newsstand revenues for Power Magazine were $0.3 million for the three months ending March 31, 2000. Advertising revenues were $2.4 and $5.5 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $3.1 million. Of this amount, $3.0 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $0.2 million, which was partially offset by advertising revenues from Power Magazine of $0.1 million during the three months ended March 31, 2000. Subscription revenues were $1.7 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $1.0 million. Of this amount, $0.8 million is attributable to the sale of the Automotive Magazines and $0.2 million is attributable to a decline in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $4.1 million and $3.7 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0
 .4 million. Revenues from the Company's video business were $0.7 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.1 million. Revenues from the Company's pay-per-call business were $0.3 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.1 million. Revenues from the Company's internet business were $3.0 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.4 million.

Income from operations was $2.5 million for the three months ended March 31, 2000, compared to $0.024 million for the three months ended March 31, 1999. Income from operations was positively impacted by:

[ ]      an increase in the newsstand cover price of Penthouse Magazine,

[ ]      an increase in the subscription price for Penthouse Magazine,

[ ] decreased production and distribution costs as a result of a decrease in the number of newsstand copies printed and a decrease in the number of pages per issue,

[ ]      increased newsstand sales efficiencies,

[ ] increased revenue from the Company's video business due to contracts with a new national digital video disk ("DVD") wholesale distributor,

[ ] increased revenues from the internet business due to decreased chargebacks as a result of improvements in methods used to "scrub" membership information for invalid credit cards and duplicate credit card charges and due to marketing programs to encourage monthly memberships which generally result in lower chargeback rates than other membership periods,

[ ] suspended publication of Hot Talk in December 1999 which was an unprofitable publication,

[ ] decreased selling, general and administrative expenses due to decreased consulting fees, attorneys fees, professional fees, and

[ ] reduced salary expenses caused by a reduction in the number of employees as a result of restructuring the Company's operations.

Net non-operating expense for the three months ended March 31, 2000 was $1.6 million, compared to net non-operating income of $28.5 million for the three months ended March 31, 1999. Included in non-operating income for the three months ended March 31, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines. Interest expense for the three months ended March 31, 2000 was $1.7 million, compared to interest expense of $2.5 million for the three months ended March 31, 1999. The decrease in interest expense is a result of the repurchase of the principal amount of $28,000,000 of the Company's Notes in May 1999 (see Note 4). Included in interest expense is the amortization of debt issuance costs and discounts of $0.2 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively.

As a result of the above discussed factors, net income for the three months ended March 31, 2000 was $0.6 million, compared to a net loss of $2.2 million before giving effect to a gain of $29.4 million, net of taxes, from the sale of the Automotive Group, which when included, resulted in net income of $27.2 million for the three months ended March 31, 1999.

The net revenues and income from operations of the Company were as follows (in millions):

                                                                             Income
                                                      Net Revenue        from operations
                                                      -----------        ---------------
                                                         Three                Three
                                                     Months Ended         Months Ended
                                                      March 31,             March 31,
                                                      ----------            ---------
                                                   1999       2000       1999     2000
                                                   ----       ----       ----     ----
Publishing Segment                                 $19.1      $14.8       $2.4     $3.1
Entertainment Segment                                3.7        4.1        1.6      2.6
                                                     ---        ---        ---      ---
                                                   $22.8      $18.9       $4.0     $5.7
Corporate Administrative Expenses                                         (4.0)    (3.2)
                                                   -----      ----        -----    -----
                                                   $22.8      $18.9       $0.0     $2.5
                                                   =====      =====       ====     ====

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                               Income
                                                       Net Revenues        from operations
                                                       ------------        ---------------
                                                           Three                Three
                                                       Months Ended         Months Ended
                                                        March 31,             March 31,
                                                        ----------            ---------
                                                    1999       2000       1999     2000
                                                    ----       ----       ----     ----
Penthouse  Magazine and
   the Affiliate Publications                      $13.7      $13.8       $1.3     $2.7
Foreign edition licensing                            0.5        0.6        0.4      0.5
Power Magazine                                       0.0        0.4        0.0     (0.1)
Automotive  Magazines                                4.9        0.0        0.7      0.0
                                                     ---        ---        ---      ---
                                                   $19.1      $14.8       $2.4     $3.1
                                                   =====     ======       ====     ====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $13.8 million and $13.7 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.1 million. Newsstand revenue was $9.6 million and $9.2 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.4 million. The increase is primarily attributable to an increase in the cover price of Penthouse magazine, offset by lost revenue due to the suspension of publication of Hot Talk magazine effective December 1999. Advertising revenue was $2.3 million and $2.5 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.2 million. The decrease in advertising revenue is primarily attributable to a decrease in the number of advertising pages sold in Penthouse and the Affiliate Publications, partially offset by an increase in the average advertising rate per page in these publications, and due to the suspension of publication of Hot Talk magazine as noted above. Subscription revenue was $1.7 million and $1.9 million for the three months ended

March 31, 2000 and 1999, respectively, a decrease of $0.2 million due primarily to a decrease in the number of subscription copies sold of Penthouse, offset by an increase in the net revenue per copy sold of Penthouse, and due to a decrease in the net revenue per copy sold of the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse Magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. As a result of this action, the Company experienced a decrease in subscription copies sold with an offsetting increase in net revenue per copy during the three months ended March 31, 2000.

Publishing-production, distribution and editorial expenses were $7.3 million and $7.5 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.2 million. Paper costs were $2.8 million for the three months ended March 31, 2000, compared to $2.6 million for the three months ended March 31, 1999, an increase of $0.2 million. The increase is due primarily to an increase in the cost per pound of paper, partially offset by a decrease in the number of copies printed and a decrease in the number of pages per issue. Print costs were $2.6 million for the three months ended March 31, 2000, compared to $2.8 million for the three months ended March 31, 1999, a decrease of $0.2 million. The decrease in print costs is due primarily to the decrease in the number of copies printed and a decrease in the number of pages per issue, as mentioned above, partially offset by increases in the cost of printing. Distribution costs were $1.1 million and $1.2 million for the three months ended March 31, 2000 and 1999 respectively, a decrease of 0.1 million. Editorial costs were $0.8 and $0.9 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $3.9 million for the three months ended March 31, 2000, compared to $4.9 million for the three months ended March 31, 1999, a decrease of $1.0 million. The decrease is primarily due to decreased subscription acquisition costs of $0.4 million as a result of fewer direct subscription mailings and decreased salaries of $0.4 million during the three months ended March of 2000.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions, which are included in other revenue, were $0.6 million and $0.5 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.1 million. The increase is due primarily to the addition of revenue from new contracts with foreign licensees of Penthouse magazine.

POWER MAGAZINE

There was only one issue (April 2000) of Power Magazine during the three months ended March 31, 2000. Revenues for this issue were $0.4 million. Newsstand revenues were $0.3 million and advertising revenue was $0.1 million.

Publishing-production, distribution and editorial expenses were $0.2 million for the three months ended March 31, 2000.

Selling, general and administrative expenses were $0.2 million for the three months ended March 31, 2000.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $4.1 million for the three months ended March 31, 2000, compared to $3.7 million for the three months ended March 31, 1999, an increase of $0.4 million. The Company's video business revenues were $0.7 million for the three months ended March 31, 2000, compared to $0.6 million for the three months ended March 31, 1999, an increase of $0.1 million. The increase is due primarily to royalties earned from the licensing of DVD's through the Company's new national wholesale distributor. Revenues from the Company's pay-per-call business were $0.3 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.1 million. Revenues for the first quarter of 2000 were lower due to higher chargeback and reserve rates, lower billable minutes and the termination of certain contracts with respect to the Company's smaller service bureaus. The Company's internet business revenues were $3.1 million and $2.7 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $0.4 million. The increase is primarily attributable to lower chargebacks. The Company has been able to lower chargebacks by improving the methods used to "scrub" membership information for invalid credit cards and duplicate credit card charges. In addition, the Company is shifting its marketing programs to encourage monthly memberships which generally result in lower chargeback levels than other membership periods.

Direct costs were $0.3 million for the three months ended March 31, 2000, compared to $0.4 million for the three months ended March 31, 1999, a decrease of $0.1 million. The decrease is primarily attributable to $0.2 million of lower costs due to the change to a new national wholesale DVD distributor, as discussed above, partially offset by higher costs of $0.1 million in the current year for video content purchased for the Penthouse web site.

Selling, general and administrative expenses were $1.2 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively, a decrease of $0.5 million. The decrease is due primarily to lower negotiated web hosting costs and lower consulting and personnel expenses relating to the internet and video departments. Consulting expenses have decreased due to an increased reliance on internal resources and creative talent within the Company to develop and expand the content offered on the Penthouse site to attract a wider audience.

CORPORATE ADMINISTRATIVE EXPENSE

Corporate administrative expenses includes executive, legal, human resources, finance and accounting and management information systems costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $3.2 million for the three months ended March 31, 2000, compared to $4.0 million for the three months ended March 31, 1999, a decrease of $0.8 million. This decrease is primarily attributable to decreased expenses of $0.1 million as a result of the sale of the Automotive Magazines and decreased salary expenses ($0.2 million), consulting fees ($0.1 million), attorney fees ($0.2 million) and professional fees ($0.1 million).

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from affiliated companies for the use by the Company of affiliates' facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for the three months ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $8.2 million in cash and cash equivalents, compared to $5.7 million at December 31, 1999. The increase in cash and cash equivalents during the three months ended March 31, 2000, resulted from cash flows provided by operating activities of $4.5 million, partially offset by cash flows used in investing activities of $0.1 million and cash flows used in financing activities of $1.8 million.

   Cash flows from  operating activities
   Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2000, compared to net cash used by operating activities of $1.6 million for the three months ended March 31, 1999, an improvement of $6.1 million. Net cash provided by operating activities for the three months ended March 31, 2000 was primarily the result of income from operations for the period and a decrease in accounts receivable as a result of the timing of advance payments from distributors, increases in the amounts of advance payments from distributors as a result of improved newsstand efficiencies, improved collections of advertising accounts receivable and the resolution of several collection problems during the current period, increased accounts payable and accrued expenses due to the timing of payments to vendors, partially offset by higher paper inventory levels due to an increase in the price of paper and the timing of paper purchases related to the printing of the Canadian editions of the Company's magazines. Net cash used in operating activities for the three months ended March 31, 1999 was primarily the result of a decrease in accounts payable due to the timing of payments to vendors.

   Cash flows from investing activities
   Cash used in investing activities was $0.1 million for the three months ended March 31, 2000, compared to net cash provided by investing activities of $34.9 million for the three months ended March 31, 1999. Cash used in investing activities for the three months ended March 31, 2000 was primarily the result of capital expenditures of $0.1 million. Cash provided by investing activities for the three months ended March 31, 1999 was primarily the result of the sale of the Automotive Magazines for $35.0 million, offset by capital expenditures of $0.1 million.

   Cash flows from financing activities
   Cash flows used in financing activities were $1.8 million for the three months ended March 31, 2000, compared to cash flows used in financing activities of $0.3 million for the three months ended March 31, 1999. Affiliated company advances at March 31, 2000 decreased $0.4 million from the December 31, 1999 balance, whereby the Company is owed $2.6 million by GMI as of March 31, 2000. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. During the three months ended March 31, 2000, the Company made non-permitted advances of approximately $1.0 million to GMI that caused non-compliance with certain covenants of the Indenture. This amount was fully repaid with interest on March 27, 2000 by a transfer of 100% of the outstanding stock of a subsidiary of GMI whose net assets consist of fine arts and other valuables which have been appraised at $1,800,000 by Sotheby's Inc.. Approximately $19,000 of the remaining balance of $795,000 was applied against interest charged on the advances and approximately $776,000 was applied against the outstanding receivable from GMI. The management of the Company believes that GMI and its subsidiaries have sufficient net assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At March 31, 2000, the Company has a loan outstanding to the principal shareholder of GMI of $0.9 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2000.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's cash balance was $8.2 million at March 31, 2000 compared to $5.7 million at December 31, 1999. During the three months ended March 31, 2000, the Company, provided $4.5 million in cash flow from its operations. The Company has a $2.8 million semiannual interest payment due on each of June 30, 2000 and December 31, 2000 and the Company's Senior Secured Notes (the "Notes") totaling $52,000,000 mature on December 31, 2000. Although the Company is actively seeking to secure a source of funding for the refinancing of the Notes, there can be no assurance that the Company will be able to secure the source of funding it needs in time to refinance the Notes. While cash on hand and cash generated from operations are anticipated to be sufficient to cover the interest payments, the Company will not generate sufficient funds from operations in time to repay the Notes upon maturity, therefore the Company's ability to continue as a going concern in the future is dependent on its ability to refinance the Notes. Moreover, even if a suitable refinancing source is found, there can be no assurance that the terms of the refinancing will be as favorable as the current terms existing under the Company's Notes. In the event that the Company cannot repay the Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets including its registered trademarks.

The Company has undertaken several actions during the fourth quarter of 1999 and in the current period to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during the current period, resulting in income from operations of $2.5 million, net income of $579,000, positive cash flows from operations of $4.5 million and overall positive cash flows of $2.6 million for the first three months ended March 31, 2000. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow.

FORWARD-LOOKING STATEMENTS

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties and are based on certain assumptions, including that, as to the Company's publications, there are no adverse governmental regulations promulgated that could cause actual results to differ materially from those reflected in such forward looking statements and that as to a refinancing of the Company's Notes, that refinancing sources are available. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of March 31, 2000, the Company had debt of $51.9 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.


                           PART II-OTHER INFORMATION
ITEM 1.                        LEGAL PROCEEDINGS

On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in June 2000. The Company intends to vigorously defend the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.


ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K
-------                             --------------------------------
   (a)                     The exhibits listed in the "Exhibit Index" are filed as part of this report.

   (b)                     Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                General Media, Inc.
                                                 (Registrant)


Dated: April 27, 2000                    By:   /s/ John D. Orlando
                                             ----------------------------------
                                                           Signature

                                                John D. Orlando
                                                Senior Vice President-Chief
                                                Financial Officer

                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                Item
-----------                ----
27                         Financial Data Schedule


-----------------------------------------------------------------------------