Form 10-Q
period 2000-09-30
GENERAL MEDIA INC
filed 2000-10-31
CIK 920771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    of the Securities Exchange Act of 1934

                                                              Commission
For the Quarterly Period Ended September 30, 2000             File No. 33-76716
                               ------------------                      --------

                             General Media, Inc.
            -------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                  13-3750988
---------------------------------                   -----------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification Number)


11 Penn Plaza, New York, NY                         10001
--------------------------------                    -----------------------
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


                           Yes   X          No
                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at October 31, 2000
               -----                         -------------------------------
      Common stock, $.01 par value                       475,000

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I-FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                            3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                                                     12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     23

PART II- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              23

         Item 2.  Changes in Securities                                                                         N/A

         Item 3.  Defaults Upon Senior Securities                                                               N/A

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                                                           N/A

         Item 5.  Other Information                                                                              23

         Item 6.  Exhibits and Reports on Form 8-K                                                               23

         Signatures                                                                                              24

         Exhibit Index                                                                                           25

ITEM 1. FINANCIAL STATEMENTS
---------------------------------------------------


                     GENERAL MEDIA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND ACCUMULATED DEFICIT
                                 (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                    --------------------------------------
                                                                          1999                 2000
                                                                    -----------------    -----------------
NET REVENUES
      Publishing
         Newsstand                                                           $28,406              $28,858
         Advertising                                                          10,208                7,297
         Subscription                                                          6,026                5,159
         Other                                                                 2,118                2,577

      Entertainment                                                           12,544               12,730
                                                                    -----------------    -----------------

                                                                              59,302               56,621
                                                                    -----------------    -----------------
OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                       25,725               22,281
      Entertainment- direct costs                                              1,512                  920
      Selling, general and administrative                                     30,710               23,745
      Rent expense from affiliated companies                                     361                  398
      Depreciation and amortization                                              728                  560
                                                                    -----------------    -----------------

             Total operating costs and expenses                               59,036               47,904
                                                                    -----------------    -----------------

              Income from operations                                             266                8,717
                                                                    -----------------    -----------------

OTHER INCOME (EXPENSE)
      Gain on sale of Automotive Group                                        30,734
      Interest expense                                                        (6,277)              (5,149)
      Interest income                                                            643                  369
                                                                    -----------------    -----------------

              Total other income (expense), net                               25,100               (4,780)
                                                                    -----------------    -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      25,366                3,937

      Provision for income taxes                                               1,287                1,446
                                                                    -----------------    -----------------


Net income before extraordinary gain                                          24,079                2,491

      Extraordinary gain from early extinguishment of debt,
        net of income taxes of $50 in 1999                                       641

                                                                    -----------------    -----------------
      Net income                                                              24,720                2,491


Accumulated deficit-beginning of period                                      (79,493)             (59,606)
                                                                    -----------------    -----------------

Accumulated deficit-end of period                                           ($54,773)            ($57,115)
                                                                    =================    =================



                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                      ---------------------------------
                                                                          1999               2000
                                                                      --------------    ---------------
NET REVENUES
      Publishing
         Newsstand                                                           $9,282            $10,178
         Advertising                                                          2,633              2,484
         Subscription                                                         1,596              1,800
         Other                                                                  709                912

      Entertainment                                                           4,598              3,705
                                                                      --------------    ---------------

                                                                             18,818             19,079
                                                                      --------------    ---------------
OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                       8,831              7,267
      Entertainment- direct costs                                               564                288
      Selling, general and administrative                                     9,752              7,868
      Rent expense from affiliated companies                                    120                127
      Depreciation and amortization                                             217                163
                                                                      --------------    ---------------

             Total operating costs and expenses                              19,484             15,713
                                                                      --------------    ---------------

              Income (loss) from operations                                    (666)             3,366
                                                                      --------------    ---------------

Other income (expense)
      Gain on sale of Automotive Group
      Interest expense                                                       (1,689)            (1,726)
      Interest income                                                           105                107
                                                                      --------------    ---------------

Total other (expense), net                                                   (1,584)            (1,619)
                                                                      --------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                              (2,250)             1,747

      Provision for income taxes                                                                   640
                                                                      --------------    ---------------


Net income (loss) before extraordinary gain                                  (2,250)             1,107

      Extraordinary gain from early extinguishment of debt,
        net of income taxes of $50 in 1999                                        -

                                                                      --------------    ---------------
      Net income (loss)                                                      (2,250)             1,107


Accumulated deficit-beginning of period                                     (52,523)           (58,222)
                                                                      --------------    ---------------

Accumulated deficit-end of period                                          ($54,773)          ($57,115)
                                                                      ==============    ===============




          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                                                                  DECEMBER 31,           SEPTEMBER 30,
                                                                                      1999                   2000
                                                                               --------------------  ----------------------
                                                                                                          (UNAUDITED)
                                         ASSETS
                                         ------
CURRENT ASSETS
--------------
       Cash and cash equivalents                                                            $5,659                  $5,893
       Accounts receivable, net of allowance
          for doubtful accounts                                                              6,801                   3,452
       Inventories                                                                           4,523                   5,974
       Prepaid expenses and other current assets                                             1,474                   1,602
       Due from affiliated companies                                                         2,996                   1,647
       Loan to shareholder                                                                     862                     987
                                                                               --------------------  ----------------------

                                         TOTAL CURRENT ASSETS                               22,315                  19,555

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                                          3,372                   3,026

OTHER ASSETS
------------
       Deferred subscription aquisition costs, net                                             397                     661
       Deferred debt issuance costs, net                                                       720                     179
       Loan to affiliated company                                                            1,086                   1,086
       Fine arts and collectibles                                                              470                   2,270
       Other                                                                                 1,944                   2,101
                                                                               --------------------  ----------------------

                                                                                             4,617                   6,297
                                                                               --------------------  ----------------------

                                                                                           $30,304                 $28,878
                                                                               ====================  ======================


                                      LIABILITIES AND STOCKHOLDER DEFICIENCY
                                      --------------------------------------
CURRENT LIABILITIES
-------------------
       Current maturities of Senior Secured Notes                                          $51,847                 $51,962
       Accounts payable                                                                     12,298                  10,494
       Deferred  revenue                                                                     8,954                   8,075
       Other liabilities and accrued expenses                                                8,901                   7,964
                                                                               --------------------  ----------------------

                                         TOTAL CURRENT LIABILITIES                          82,000                  78,495


UNEARNED REVENUE                                                                             2,066                   1,793

OTHER NON-CURRENT LIABILITIES                                                                1,150                   1,011

CONTINGENCIES

REDEEMABLE WARRANTS                                                                          1,791                   1,791


STOCKHOLDER DEFICIENCY
----------------------
       Common stock, $.01 par value; 1,000,000
          shares; issued and outstanding, 475,000 shares                                         5                       5
       Capital in excess of par value                                                        2,898                   2,898
       Accumulated deficit                                                                 (59,606)                (57,115)
                                                                               --------------------  ----------------------

                                                                                           (56,703)                (54,212)
                                                                               --------------------  ----------------------

                                                                                           $30,304                 $28,878
                                                                               ====================  ======================

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                           1999                   2000
                                                                                    -------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net income                                                                                     $24,720                $2,491
Adjustments to reconcile net income to
        cash provided by (used in) operating activities

        Depreciation and amortization                                                              728                   560
        Extraordinary gain from early extinguishment of debt                                      (641)
        Amortization of debt issuance costs                                                        753                   655
        Gain on disposition of  Automotive Magazine assets                                     (29,447)
        Income taxes reimbursable to affiliated companies                                                              1,446
        Accrued interest on loan to shareholder                                                    (51)                  (70)
        Net change in operating assets and liabilities                                          (2,472)               (2,683)
                                                                                    -------------------     -----------------

             Net cash provided by (used in) operations                                          (6,410)                2,399
                                                                                    -------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        Proceeds from sale of Automotive Magazines                                              35,000
        Capital expenditures                                                                      (436)                 (213)
                                                                                    -------------------     -----------------

             Net cash provided by (used in) investing activities                                34,564                  (213)
                                                                                    -------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

        Repurchase of Senior Secured Notes                                                     (26,600)
        Advances to affiliated companies                                                        (1,859)               (1,897)
        Loan to shareholder                                                                                              (55)
        Repayment from affiliated companies                                                      1,556
                                                                                    -------------------     -----------------

             Net cash used in financing activities                                             (26,903)               (1,952)
                                                                                    -------------------     -----------------

             Net increase in cash and cash equivalents                                           1,251                   234

Cash and cash equivalents at beginning of period                                                 6,432                 5,659
                                                                                    -------------------     -----------------

Cash and cash equivalents at end of period                                                      $7,683                $5,893
                                                                                    ===================     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
        Cash paid during the period for:
                  Interest                                                                      $4,048                $3,103
                  Income taxes                                                                    $507                  $176

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------
        Non-cash repayment by affiliated companies                                                                    $1,800


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PREPARATION

General Media, Inc. (the "Company") is a wholly-owned subsidiary of General Media International, Inc. ("GMI"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto enclosed in General Media, Inc. and Subsidiaries annual report on Form 10-K for the year ended December 31, 1999. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Generally accepted accounting principles contemplate continuation of the Company as a going concern. The Company's Senior Secured Notes (the "Notes") totaling $52,000,000 (see Note 4) mature on December 31, 2000. Although the Company is seeking to refinance the Notes, there can be no assurance that the Company will be able to do so. If it is not able to do so, the Company will not be able to generate sufficient funds from operations in time to repay the Notes upon maturity. Therefore the Company's ability to continue as a going concern in the future is dependent on its ability to refinance the Notes. Moreover, even if the Notes are refinanced, it is likely that the terms of the refinancing will not be as favorable as the current terms existing under the Company's Notes. In the event that the Company cannot repay the Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets including its registered trademarks.

The Company has undertaken several actions during the fourth quarter of 1999 and in the current nine month period to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during the nine month period, resulting in income from operations of $8,717,000, net income of $2,491,000 and positive cash flows from operating activities of $2,399,000. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow.

2.       INVENTORIES

Inventories consist of the following:

                                                              December 31,        September 30,
                                                                 1999                2000
                                                              ------------       ---------------
                                                               -------- In  Thousands --------
Paper and printing                                                 $ 1,702            $ 2,926
Editorials and pictorial                                             2,295              2,400
Film and programming costs                                             526                648
                                                              -------------     --------------
                                                                   $ 4,523            $ 5,974
                                                              =============     ==============

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

The Notes are collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory, cash and cash equivalents.

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

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)

4.       (CONTINUED)

The indenture contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company not to exceed a minimum consolidated tangible net worth deficiency of $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of September 30, 2000, the Company was in compliance with all such covenants.

During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the indenture. This amount was repaid in full with interest on March 27, 2000 by a transfer of 100% of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other valuables which were appraised at $1,800,000 by Sotheby's Inc.

5.       INCOME TAXES

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI beginning in the year in which the Company's Senior Secured Notes are paid to the extent that the Company utilizes the net operating losses ("NOL's") of GMI to reduce its income tax liabilities. At January 1, 2000, GMI had available for Federal income tax purposes NOL's aggregating approximately $82,142,000. To the extent that the Company utilizes such NOL's, the Company is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had such NOL's not been available. The Company generated approximately $3,900,000 of taxable income for the first nine months of 2000. The amount of taxes that the Company would have paid for the nine months ended September 30, 2000 had GMI's NOL's not been made available to the Company was approximately $1,446,000. This amount has been recorded in the accompanying financial statements as the income tax provision for the period and as a reduction of the amount due from affiliated companies. The income tax provision for the nine months ended September 30, 2000 consists of federal income taxes of approximately $1,290,000 and state and local income taxes of approximately $156,000. Under the terms of the Agreement no cash has been paid by the Company to GMI.

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)

6.       CONTINGENCIES

On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997, DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998, the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in March 2001. The Company intends to vigorously defend the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

7.       SEGMENT INFORMATION

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and five affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler; Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines") and, effective December 1999, the publication of Mind and Muscle Power Magazine. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, digital video discs, pay-per-view programming, the sale of memberships to the Company's internet site and advertising revenue from banners posted on the internet site.

The accounting policies used to develop segment information correspond to those disclosed in the Company's financial statements for the year ended December 31, 1999. The Company does not allocate certain corporate expenses to its segments. The reportable segments are distinct business units that are separately managed with separate marketing systems.

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)



7.       (CONTINUED)


                                                                                     CORPORATE AND
                                                                                      RECONCILING
                                                PUBLISHING      ENTERTAINMENT            ITEMS         CONSOLIDATED

                                            -----------------------------(IN THOUSANDS)----------------------------
NINE MONTHS ENDED
SEPTEMBER 30, 2000

    SALES TO CUSTOMERS                           $43,888             $12,733                              $56,621
    INCOME FROM OPERATIONS                        10,372               7,832            $(9,487)            8,717
    IDENTIFIABLE ASSETS                           15,771               1,270              11,837           28,878
    DEPRECIATION AND AMORTIZATION                    477                  83                                  560
    CAPITAL EXPENDITURES                             144                  69                                  213



Nine Months Ended
September 30, 1999

    Sales to customers                           $46,758             $12,544                              $59,302
    Income from operations                         4,539               6,448           $(10,721)              266
    Identifiable assets                           17,156               2,030              13,621           32,807
    Depreciation and amortization                    646                  82                                  728
    Capital expenditures                             415                  21                                  436


THREE MONTHS ENDED
SEPTEMBER 30, 2000

    SALES TO CUSTOMERS                           $15,374              $3,705                              $19,079
    INCOME FROM OPERATIONS                         4,342               1,926            $(2,902)            3,366
    DEPRECIATION AND AMORTIZATION                    135                  28                                  163
    CAPITAL EXPENDITURES                              13                  31                                   44


Three Months Ended
September 30, 1999

    Sales to customers                           $14,217              $4,601                              $18,818
    Income (loss) from operations                    386               2,715            $(3,767)            (666)
    Depreciation and amortization                    189                  28                                  217
    Capital expenditures                             261                                                      261

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

                     GENERAL MEDIA, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED)

7.       (CONTINUED)

The market for the Company's product is worldwide; however approximately 90% of the Company's revenue is derived from U.S.-based sources.

No customer of the Company accounted for more than five percent of the Company's net revenue during the nine months and three months ended September 30, 2000 and 1999, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

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

The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and six (five, after December 1999) affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Mens Magazines"), the licensing of the Penthouse brand name to publishers in foreign countries and until March 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines"). The Company suspended publication of the Affiliate Publication Hot Talk in December 1999 due to the poor financial performance of the magazine and the Automotive Magazines were sold on March 2, 1999. In December 1999, the Company launched Mind & Muscle Power ("Power") magazine which targeted the men's health and fitness magazine market. The Company plans to suspend publication of Power after the November 2000 issue due to the poor financial performance of the magazine. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, digital video discs ("DVD's"), pay-per-view programming, the sale of memberships to the Company's internet site (the "internet site") and advertising revenue from banners posted on the internet site.

RESULTS OF OPERATIONS (THREE  MONTHS ENDED SEPTEMBER 30, 2000  VS. 1999)

The Company's revenues were $19.1 million for the three months ended September 30, 2000, compared to revenues of $18.8 million for the three months ended September 30, 1999, an increase of $0.3 million. Newsstand revenues were $10.2 million and $9.3 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $0.9 million. Newsstand revenues for Mens Magazines were $9.9 million and $9.3 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $0.6 million. Newsstand revenues for Power magazine were $0.3 million for the three months ending September 30, 2000. Advertising revenues for the publishing segment were $2.5 million and $2.6 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.1 million. This decrease is due to lower advertising revenues from Mens Magazines of $0.3 million offset by advertising revenues from Power magazine of $0.2 million during the three months ended September 30, 2000. Subscription revenues were $1.8 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. Revenues for the Entertainment Segment were $3.7 million and $4.6 million for the three months ended September 30, 2000 and 1999, respectively, a decrease $0.9 million. Revenues from the Company's video business were $0.4 million and $0.9 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.5 million. Revenues from the Company's pay-per-call business were $0.2 million and $0.4 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million. Revenues from the Company's internet business were $3.1 million and $3.3 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million.

Income from operations increased $4.1 million to $3.4 million for the three months ended September 30, 2000 from a net loss of $0.7 million for the three months ended September 30, 1999. Income from operations was positively impacted by:

[ ]        an increase in the newsstand cover price of Penthouse Magazine,

[ ]        an increase in the newsstand cover price of Variations Magazine,

[ ]        an increase in the subscription price for Penthouse Magazine,

[ ] decreased production and distribution costs as a result of a decrease in the number of newsstand copies printed and a decrease in the number of pages per issue,

[ ] a suspension of publication of Hot Talk in December 1999 which was an unprofitable publication,

[ ] decreased selling, general and administrative expenses due to decreased insurance expense, consulting fees, legal expense, advertising expense, promotional expenses, retail display allowance expenses and salaries, partially offset by an increase in bank charges.

[ ] reduced salary expenses caused by a reduction in the number of employees as a result of restructuring the Company's operations.

Net other expense was $1.6 million for the three months ended September 30, 2000 and 1999, respectively. Interest expense was $1.7 million for the three months ended September 30, 2000 and 1999, respectively. Included in interest expense is the amortization of debt issuance costs and discounts of $0.2 million for the three months ended September 30, 2000 and 1999, respectively.

As a result of the above discussed factors, net income before provision for income taxes for the three months ended September 30, 2000 was $1.7 million, compared to a net loss of $2.3 million, for an improvement of $4.0 million.

The net revenues and income from operations of the Company were (in millions):

                                                                              Income
                                                     Net Revenue         From Operations
                                                   --------------        ---------------
                                                        Three                  Three
                                                    Months Ended           Months Ended
                                                    September 30,          September 30,
                                                   ---------------        --------------
                                                   1999       2000        1999      2000
                                                   ----       ----        ----      ----
Publishing Segment                                 $14.2      $15.4        $0.4     $4.3
Entertainment Segment                                4.6        3.7         2.7      2.0
                                                   -----      -----       -----     ----
                                                    18.8       19.1         3.1      6.3
Corporate Administrative Expenses                                          (3.8)    (2.9)
                                                   -----      -----       ------    ----
                                                   $18.8      $19.1       $(0.7)    $3.4
                                                   =====      =====       ======    ====

                                      13

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were (in millions):

                                                                          Income (Loss)
                                                       Net Revenues       From Operations
                                                       ------------       ---------------
                                                          Three                Three
                                                      Months Ended         Months Ended
                                                      September 30,        September 30,
                                                    ----------------      --------------
                                                    1999       2000       1999     2000
                                                    ----       ----       ----     ----
Penthouse  Magazine and
   the Affiliate Publications                        $13.7      $14.4    $          $4.0
International edition licensing                        0.5        0.5       0.4      0.4
Power Magazine                                                    0.5               (0.1)
                                                     -----     ------      ----    -----
                                                     $14.2      $15.4      $0.4     $4.3
                                                     =====     ======      ====     ====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $14.4 million and $13.7 million for the three months ended September 30, 2000 and 1999, respectively. Newsstand revenue was $9.9 million and $9.2 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $0.7 million. The increase is primarily attributable to an increase in the cover price of Penthouse magazine offset by a decrease in the number of copies of Penthouse magazine sold and revenue lost due to the suspension of publication of Hot Talk magazine effective December 1999. Advertising revenue was $2.2 million and $2.6 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.4 million. The decrease in advertising revenue is primarily attributable to a decrease in the number of advertising pages sold in Penthouse and the affiliate publications, partially offset by an increase in the average advertising rate per page in these publications. Subscription revenue was $1.8 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively. The increase is attributable to an increase in the subscription price of Penthouse magazine partially offset by a decrease in the number of subscriptions sold.

Publishing, production, distribution and editorial expenses were $6.8 million and $8.8 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $2.0 million. Paper costs were $2.9 million for the three months ended September 30, 2000, compared to $3.3 million for the three months ended September 30, 1999, a decrease of $0.4 million. The decrease is due primarily to a decrease in the number of copies printed and a decrease in the number of pages per issue. Print costs were $2.2 million for the three months ended September 30, 2000, compared to $3.1 million for the three months ended September 30, 1999, a decrease of $0.9 million. The decrease in print costs is due primarily to the decrease in the number of copies printed and a decrease in the number of pages per issue, as mentioned above, partially offset by increases in the cost of printing. Distribution costs were $1.0 million for the three months ended September 30, 2000 compared to $1.3 million for the three months ended September 30, 1999, a decrease of $0.3 million. Editorial costs were $0.7 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.3 million.

Selling, general and administrative expenses were $3.4 million for the three months ended September 30, 2000, compared to $4.8 million for the three months ended September 30, 1999, a decrease of $1.4 million. The decrease is primarily due to decreased insurance expense of $0.5 million, decreased legal expense of $0.5 million, decreased advertising expense of $0.4 million and decreased subscription acquisition costs of $0.2 million as a result of fewer direct subscription mailings, partially offset by an increase in bad debt expense of $0.2 million, during the three months ended September 30, 2000.

INTERNATIONAL EDITION LICENSING

Revenues from licensing of international editions, which are included in other revenue, were $0.5 million for the three months ended September 30, 2000 and 1999, respectively.

POWER MAGAZINE

Revenues from Power magazine during the three months ended September 30, 2000 were $0.5 million. Newsstand and subscription revenues were $0.3 million and advertising revenue was $0.2 million.

Publishing-production, distribution and editorial expenses were $0.5 million for the three months ended September 30, 2000.

Selling, general and administrative expenses were $0.2 million for the three months ended September 30, 2000.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $3.7 million for the three months ended September 30, 2000, compared to $4.6 million for the three months ended September 30, 1999, a decrease of $0.9 million. The Company's video business revenues were $0.4 million for the three months ended September 30, 2000, compared to $0.9 million for the three months ended September 30, 1999, a decrease of $0.5 million. Revenues for the third quarter of 2000 were lower due to lower sales of video cassettes as a result of a disruption in the sales channel caused by a change to a new national wholesale distributor and lower revenue from pay-per-view. Revenues from the Company's pay-per-call business were $0.2 million and $0.3 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.1 million. Revenues for the third quarter of 2000 were lower due to higher chargeback and reserve rates, lower billable minutes and the termination of certain contracts with respect to the Company's smaller service bureaus. The Company's internet business revenues were $3.1 million and $3.3 million for the three months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million. The decrease is primarily attributable to lower sales of memberships to the Company's internet site, partially offset by advertising revenues from banners on the internet site of $0.1 million for the three months ended September 30, 2000. The Company experienced a decline in new members due to its use of more aggressive scrubbing methods in order to comply with Visa and MasterCard's more stringent requirements regarding chargeback levels. Memberships were further impacted by the decision of American Express to withdraw from the adult entertainment business, which eliminated one possible payment option for customers. To attempt to offset this decline, the Company intends to increase its marketing efforts and offer promotional incentives to attract new customers.

Direct costs were $0.3 million for the three months ended September 30, 2000, compared to $0.6 million for the three months ended September 30, 1999, a decrease of $0.3 million which is primarily attributable to lower costs due to a change to a new national wholesale distributor of video cassettes and DVD's.

Selling, general and administrative expenses were $1.4 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively, an increase of $0.1 million. The increase is due primarily to higher bank charges and salaries relating to the internet, partially offset by lower negotiated web hosting costs and lower consulting expenses relating to the internet. Consulting expenses have decreased due to an increased reliance on internal resources and creative talent within the Company to develop and expand the content offered on the Penthouse site to attract a wider audience.

CORPORATE ADMINISTRATIVE EXPENSE

Corporate administrative expenses include executive, legal, human resources, finance and accounting and management information systems costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.8 million for the three months ended September 30, 2000, compared to $3.8 million for the three months ended September 30, 1999, a decrease of $1.0 million. The decrease is primarily due to a decrease in insurance expense of $0.5 million, a decrease in legal fees of $0.3 million and a decrease in consulting fees of $0.2 million.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from affiliated companies for the use by the Company of affiliates' facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for the three months ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2000  VS. 1999)

The Company's revenues were $56.6 million for the nine months ended September 30, 2000, compared to revenues of $59.3 million for the nine months ended September 30, 1999, a decrease of $2.7 million. Included in the $59.3 million of revenue for the nine months ended September 30, 1999 is $4.9 million of revenue from the Automotive Magazines. After giving effect to the sale of the Automotive Magazines, the Company's revenues increased by $2.2 million. Newsstand revenues were $28.9 million and $28.4 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.5 million. Included in the $28.4 million of newsstand revenues for the nine months ended September 30, 1999 is $1.0 million of revenues from the Automotive Magazines. After giving effect to the sale of the Automotive Magazines, the Company's newsstand revenues increased by $1.5 million. Newsstand revenues for Mens Magazines were $28.3 million and $27.4 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.9 million. Newsstand revenues for Power magazine were $0.5 million for the nine months ending September 30, 2000. Advertising revenues for the publishing segment were $7.3 million and $10.2 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $2.9 million. Of this amount, $3.0 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. After giving effect to the sale of the Automotive Magazines, the Company's advertising revenues increased by $0.1 million. Advertising revenues from Power magazine was $0.6 million, which was partially offset by a decrease in advertising revenues from the Mens Magazines of $0.5 million during the nine months ended September 30, 2000. Subscription revenues were $5.2 million and $6.0 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.8 million, which is primarily attributable to the sale of the Automotive Magazines. Revenues for the Entertainment Segment were $12.7 million and $12.5 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.2 million. Revenues from the Company's video business were $1.9 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $0.9 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million. Revenues from the Company's internet business were $9.9 million and $9.3 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.6 million, of which $0.3 is attributable to internet advertising revenue.

Income from operations increased $8.4 million to $8.7 million for the nine months ended September 30, 2000, from $0.3 million for the nine months ended September 30, 1999. Income from operations was positively impacted by:

[ ]     an increase in the newsstand cover price of Penthouse Magazine,

[ ]     an increase in the newsstand cover price of Variations Magazine,

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

[ ] a suspension of publication of Hot Talk in December 1999 which was an unprofitable publication,

[ ] decreased selling, general and administrative expenses due to decreased consulting fees, attorneys fees, professional fees, insurance expense, advertising expense, web hosting costs and

[ ] reduced salary expenses caused by a reduction in the number of employees as a result of restructuring the Company's operations.

Net other expense for the nine months ended September 30, 2000 was $4.8 million, compared to net other income of $25.1 million for the nine months ended September 30, 1999. Included in net other income for the nine months ended September 30, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines. Interest expense for the nine months ended September 30, 2000 was $5.1 million, compared to interest expense of $6.3 million for the nine months ended September 30, 1999. The decrease in interest expense is a result of the repurchase of the principal amount of $28.0 million of the Company's Notes in May 1999 (see Note 4). Included in interest expense is the amortization of debt issuance costs and discounts of $0.5 million and $0.6 million for the nine months ended September 30, 2000 and 1999, respectively.

As a result of the above discussed factors, net income for the nine months ended September 30, 2000 was $2.5 million, compared to net income of $24.7 million for the nine months ended September 30, 1999. Included in the net income of $24.7 million for the nine months ended September 30, 1999 is an extraordinary gain of $0.6 million from the early extinguishment of debt and a net gain of $29.5 million from the sale of the Automotive Magazines for $30.7 million, less related taxes of $1.2 million, for a net loss of $5.4 million for the nine months ended September 30, 1999 had these items been excluded. Compared to this $5.4 million net loss, the net income of $2.5 million for the nine months ended September 30, 2000 was $7.9 million higher than the prior period.

The net revenues and income from operations of the Company were (in millions):

                                                                             Income
                                                     Net Revenue         From Operations
                                                    -------------        ---------------
                                                         Nine                 Nine
                                                     Months Ended         Months Ended
                                                    September 30,         September 30,
                                                   ---------------       --------------
                                                   1999       2000       1999     2000
                                                   ----       ----       ----     ----
Publishing Segment                                 $46.8      $43.9       $4.5    $10.4
Entertainment Segment                               12.5       12.7        6.5      7.8
                                                  ------     ------     ------   ------
                                                    59.3       56.6       11.0     18.2
Corporate Administrative Expenses                                        (10.7)    (9.5)
                                                  ------    -------      ------  ------
                                                   $59.3      $56.6       $0.3     $8.7
                                                   =====      =====       ====     ====

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were (in millions):

                                                                            Income (Loss)
                                                       Net Revenues        From Operations
                                                       ------------        ---------------
                                                           Nine                 Nine
                                                       Months Ended         Months Ended
                                                      September 30,         September 30,
                                                      --------------        -------------
                                                     1999       2000        1999     2000
                                                     ----       ----        ----     ----
Penthouse  Magazine and
   the Affiliate Publications                        $40.4      $41.1       $2.8     $9.7
International edition licensing                        1.5        1.6        1.2      1.3
Power Magazine                                                    1.2                (0.6)
Automotive  Magazines                                  4.9                   0.5
                                                     -----     -------     -----    ------
                                                     $46.8      $43.9       $4.5    $10.4
                                                     =====     ======       ====    ======

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $41.1 million and $40.4 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.7 million. Newsstand revenue was $28.3 million and $27.4 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.9 million. The increase is primarily attributable to an increase in the cover price of Penthouse magazine, offset by a decrease in the number of copies of Penthouse sold and revenue lost due to the suspension of publication of Hot Talk magazine effective December 1999. Advertising revenue was $6.7 million and $7.2 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.5 million. The decrease in advertising revenue is primarily attributable to a decrease in the number of advertising pages sold in Penthouse and the Affiliate Publications, partially offset by an increase in the average advertising rate per page in these publications, and due to the suspension of publication of Hot Talk magazine as noted above. Subscription revenue was $5.1 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.1 million which was primarily due to a decrease in the number of subscription copies sold of Penthouse, offset by an increase in the net revenue per copy sold of Penthouse, and due to a decrease in the net revenue per copy sold of the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse Magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. As a result of this action, the Company experienced a decrease in subscription copies sold with an offsetting increase in net revenue per copy during the nine months ended September 30, 2000.

Publishing-production, distribution and editorial expenses were $21.1 million and $23.2 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $2.1 million. Paper costs were $8.6 million for the nine months ended September 30, 2000 and 1999. Although the cost remained the same, there was an increase in the cost of paper which was offset by a decrease in the number of copies printed and a decrease in the number of pages per issue. Print costs were $7.1 million for the nine months ended September 30, 2000, compared to $8.5 million for the nine months ended September 30, 1999, a decrease of $1.4 million. The decrease in print costs is due primarily to the decrease in the number of copies printed and a decrease in the number of pages per issue, as mentioned above, partially offset by increases in the cost of printing. Distribution costs were $3.2 million and $3.6 million for the nine months ended September 30, 2000 and 1999 respectively, a decrease of $0.4 million. Editorial costs were $2.3 million and $2.6 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.3 million.

Selling, general and administrative expenses were $10.3 million for the nine months ended September 30, 2000, compared to $14.2 million for the nine months ended September 30, 1999, a decrease of $3.9 million. The decrease is primarily due to decreased subscription costs of $1.1 million as a result of fewer direct subscription mailings, decreased promotional expense of $0.6 million, decreased salary expense of $0.6 million, decreased insurance expense of $0.5 million, decreased advertising expense of $0.5 million, decreased commission expense of $0.3 million and decreased retail distribution allowance expense of $0.1 million during the nine months ended September 30, 2000.

INTERNATIONAL EDITION LICENSING

Revenues from licensing of international editions, which are included in other revenue, were $1.6 million and $1.5 million for the nine months ended September 30, 2000 and 1999, respectively.

POWER MAGAZINE

Revenues from Power magazine during the nine months ended September 30, 2000 were $1.2 million. Newsstand and subscription revenues were $0.6 million and advertising revenue was $0.6 million.

Publishing-production, distribution and editorial expenses were $1.1 million for the nine months ended September 30, 2000.

Selling, general and administrative expenses were $0.6 million for the nine months ended September 30, 2000.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $12.7 million for the nine months ended September 30, 2000, compared to $12.5 million for the nine months ended September 30, 1999, an increase of $0.2 million. The Company's video business revenues were $1.9 million for the nine months ended September 30, 2000, compared to $2.1 million for the nine months ended September 30, 1999, a decrease of $0.2 million. The decrease was primarily due to lower sales of video cassettes during the nine months ended September 30, 2000 as a result of a disruption in the sales channel caused by a change to a new national wholesale distributor and lower revenue from pay-per-view. Revenues from the Company's pay-per-call business were $0.9 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.2 million. Revenues for the first nine months of 2000 were lower due to higher chargeback and reserve rates, lower billable minutes and the termination of certain contracts with respect to the Company's smaller service bureaus. The Company's internet business revenues were $9.9 million and $9.3 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of $0.6 million. The increase is primarily attributable to lower chargebacks and revenue from the sale of advertising banners on its internet site. Visa and MasterCard continue to impose more stringent requirements regarding chargebacks on the adult entertainment industry. To comply with Visa and MasterCard's requirements, the Company has implemented more aggressive scrubbing methods during the current quarter to further reduce its chargeback levels. These actions, together with the decision of American Express to withdraw from the adult entertainment business, have negatively impacted revenues from new memberships. To attempt to offset this decline the Company intends to intensify its marketing efforts and to offer more promotional incentives in order to increase memberships. Advertising revenues from banners on the internet site were $0.3 million for the nine months ended September 30, 2000.

Direct costs were $0.9 million for the nine months ended September 30, 2000, compared to $1.5 million for the nine months ended September 30, 1999, a decrease of $0.6 million which is primarily attributable to lower costs due to the change to a new national wholesale distributor of DVD's and video cassettes.

Selling, general and administrative expenses were $4.0 million and $4.6 million for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $0.6 million. The decrease is primarily attributable to lower negotiated web hosting costs and lower consulting expenses related to the internet, partially offset by higher bank charges related to the internet. Consulting expenses have decreased due to an increased reliance on internal resources and creative talent within the Company to develop and expand the content offered on the Penthouse site to attract a wider audience

CORPORATE ADMINISTRATIVE EXPENSE

Corporate administrative expenses includes executive, legal, human resources, finance and accounting and management information systems costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $9.5 million for the nine months ended September 30, 2000, compared to $10.7 million for the nine months ended September 30, 1999, a decrease of $1.2 million. This decrease is primarily attributable to decreased expenses of $0.1 million as a result of the sale of the Automotive Magazines, decreased consulting fees of $0.5 million, decreased insurance expense of $0.5 million and decreased salary expenses of $0.3 million, offset by an increase of $0.2 million in various other corporate administrative expenses.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from affiliated companies for the use by the Company of affiliates' facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.4 million for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had $5.9 million in cash and cash equivalents, compared to $5.7 million at December 31, 1999. The increase in cash and cash equivalents during the nine months ended September 30, 2000, resulted from cash flows provided by operating activities of $2.4 million, offset by cash flows used in investing activities of $0.2 million and cash flows used in financing activities of $2.0 million.

   Cash flows from  operating activities

   Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2000, compared to net cash used in operating activities of $6.4 million for the nine months ended September 30, 1999, an improvement of $8.8 million. Net cash provided by operating activities for the nine months ended September 30, 2000 was primarily the result of income from operations for the period and a decrease in accounts receivable as a result of the timing of advance payments from distributors whereby an advance of approximately $1.9 million was not received until January 2000, improved collections of advertising accounts receivable and the resolution of several collection problems during the current year, partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors, and by higher paper inventory levels as a result of a purchase of $1.2 million of paper in September 2000 which is expected to be used to produce magazines in the fourth quarter of 2000 and the purchase of $0.1 million of higher priced pictorial content which will be used in magazines which will go on sale in the fourth quarter of 2000. The purchase of paper was made to take advantage of discounted prices and favorable credit terms offered by one of the Company's paper suppliers. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily the result of a loss from operations for the period after excluding the gain on the sale of the automotive group and decreased accounts payable balances due to the timing of payments to vendors.

   Cash flows from investing activities

   Cash used in investing activities was $0.2 million for the nine months ended September 30, 2000, compared to net cash provided by investing activities of $34.6 million for the nine months ended September 30, 1999. Cash used in investing activities for the nine months ended September 30, 2000 was the result of capital expenditures of $0.2 million. Cash provided by investing activities for the nine months ended September 30, 1999 was the result of the sale of the Automotive Magazines for $35.0 million, offset by capital expenditures of $0.4 million.

   Cash flows from financing activities

   Cash flows used in financing activities were $2.0 million for the nine months ended September 30, 2000, compared to cash flows used in financing activities of $26.9 million for the nine months ended September 30, 1999. Affiliated company advances at September 30, 2000 decreased $1.3 million from the December 31, 1999 balance, whereby the Company is owed $1.6 million by GMI as of September 30, 2000. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The management of the Company believes that GMI and its subsidiaries have sufficient net assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At September 30, 2000, the Company has a loan outstanding to the principal shareholder of GMI of $987,000. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2000.

The ability of the Company to incur additional debt is severely limited by the terms of its Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's cash balance was $5.9 million at September 30, 2000 compared to $5.7 million at December 31, 1999. During the nine months ended September 30, 2000, the Company provided $2.4 million in cash flow from operating activities. On December 31, 2000 the $52.0 million principal amount of the Company's Notes comes due along with a $2.8 million semiannual interest payment. Although the Company is actively seeking to refinance the Notes, there can be no assurance that the Company will be able to do so. While cash on hand and cash generated from operations are anticipated to be sufficient to cover the interest payment, the Company will not generate sufficient funds from operations in time to repay the Notes upon maturity. Therefore the Company's ability to continue as a going concern in the future is dependent on its ability to refinance the Notes. Moreover, even if the Notes are refinanced, it is likely that the terms of the refinancing will not be as favorable as the current terms existing under the Company's Notes. In the event that the Company cannot repay the Notes, the trustee, under the Indenture, could assume control over the Company and substantially all its assets including its registered trademarks.

The Company has undertaken several actions during the fourth quarter of 1999 and in the current nine month period to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during the current nine month period, resulting in income from operations of $8.7 million, net income of $2.5 million and positive cash flows from operations of $2.4 million for the nine months ended September 30, 2000. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow.

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

Interest Rates-As of September 30, 2000, the Company had debt of $52.0 million with a fixed rate of 10 5/8%. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

                          PART II-OTHER INFORMATION
ITEM 1.                       LEGAL PROCEEDINGS

On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in March 2001. The Company intends to vigorously defend the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.


ITEM 5.   OTHER INFORMATION

Robert C. Guccione, who is a Director, Chairman of the Board, Publisher and Chief Executive Officer of the Company, has been diagnosed with cancer of the tongue and larynx. He has recently completed a course of treatment for this disease.


ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

   (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

   (b)                     Reports on Form 8-K.
                           No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     General Media, Inc.
                                     (Registrant)


Dated: October 31, 2000              By:   /s/ John D. Orlando
                                         ----------------------------------
                                                 Signature

                                     John D. Orlando
                                     Senior Vice President-Chief
                                     Financial Officer

                                     (Duly Authorized Officer and
                                     Principal Accounting Officer)

EXHIBIT INDEX


Exhibit No.                Item

27                         Financial Data Schedule

----------------------------------------------------------------