Form 10-K
period 2000-12-31
GENERAL MEDIA INC
filed 2001-04-02
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000                    COMMISSION FILE NUMBER: 33-76716

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

                                 (212) 702-6000
                           ---------------------------
                         (Registrant's telephone number)
                         -------------------------------

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

As of March 30, 2001, there were 475,000 shares outstanding of the Registrant's common stock, par value $.01 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     LOCATION IN FORM 10-K IN WHICH
          DOCUMENT                                      DOCUMENT IS INCORPORATED
Registration Statement No. 33-76716 on             Part IV, Items 14(a)(3) and 14(c),
Form S-4, filed with the Securities and            to the extent indicated therein.
Exchange Commission on March 22, 1994.

                               GENERAL MEDIA, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

Item 1.     BUSINESS..........................................................3
Item 2.     PROPERTIES.......................................................11
Item 3.     LEGAL PROCEEDINGS................................................12
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS..........................................................12

                                     PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
              AND RELATED STOCKHOLDER MATTERS................................12
Item 6.     SELECTED FINANCIAL DATA..........................................15
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................16

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                            ABOUT MARKET RISK  ............................. 27

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................27

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................28

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............28
Item 11.    EXECUTIVE COMPENSATION...........................................30
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................32
Item 13.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS.....................................................32

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K..............................................33

            SIGNATURES......................................................S-3

                                     PART I

ITEM 1.  BUSINESS.

IN GENERAL

         General Media, Inc. ("General Media"), together with its subsidiaries (General Media and its subsidiaries are collectively referred to as the "Company"), is a publishing and entertainment company engaged in the publication and sale of men's magazines and various adult-oriented entertainment products, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services and until March 2, 1999, the publishing and sale of automotive magazines and an automotive television series. The automotive magazines were sold on March 2, 1999. In December 1999, the Company launched a new magazine, Mind & Muscle Power ("Power") targeting the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue.

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

         On March 29, 2001 (the "Closing Date") the Company refinanced the senior debt securities and common stock warrants. Under a refinancing agreement, the Company exchanged $51.5 million of principal amount of senior debt securities and any warrants held by exchanging noteholders (the "Consenting Holders") for new notes (the "Series C Notes") and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001. Any remaining warrants were exercised or expired.

         The Series C Notes will mature on March 29, 2004, will bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company has pledged substantially all of its assets as collateral for the Series C Notes.

         The preferred stock issued to exchanging Noteholders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after 2 years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year. The preferred stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date, at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the Series C Notes are paid in full at or before the time of any redemption. In addition, the Company has paid a fee equal to 2% of the principal amount of the senior debt securities to the Consenting Holders, and will reimburse the Consenting Holders for their legal fees and expenses in connection with the restructuring.

         The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four (five before January
2000) affiliate magazines (the "Affiliate Publications" and together with Penthouse magazine, the "Mens Magazines"), the licensing of the Company's trademarks and until March 1999, the publication of four specialty automotive magazines. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, video cassettes, digital video discs ("DVD's"), pay per view programming, the sale of memberships to the Company's internet site (the "Internet Site") and advertising revenue from banners posted on the Internet Site.

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

         To capitalize on the success of Penthouse magazine, the Company established five Affiliate Publications. Each of the Affiliate Publications is further described below.

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

         The Girls of Penthouse: A bi-monthly full-sized publication featuring photographs of the most popular models who have appeared in Penthouse magazine. The Girls of Penthouse is sold at newsstands and through subscriptions.

         Penthouse Letters: A monthly full-sized publication featuring letters written by readers describing their erotic experiences and fantasies. Penthouse Letters is sold at newsstands and through subscriptions.

         Hot Talk: A bi-monthly full-sized publication that featured adult entertainment articles and letters describing erotic telephone conversations. In December 1999, the Company discontinued bi-monthly publication of Hot Talk.

         Circulation.

         In 2000, Penthouse magazine had a domestic average monthly circulation of approximately 779,000 copies and the Affiliate Publications had a combined domestic average monthly circulation of approximately 416,000 copies. The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1996 through 2000.


                PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS
                      DOMESTIC AVERAGE MONTHLY CIRCULATION
                              (COPIES IN THOUSANDS)

                               Penthouse Magazine                        Affiliate Publications
                   -------------------------------------         ----------------------------------
                                                                                                          Total
Year Ended                                                                                               Domestic
December 31,       Newsstand      Subscription     Total         Newsstand     Subscription   Total     Circulation
------------       ---------      ------------     -----         ---------     ------------   -----     -----------
1996 ............     645             356          1,001            634              58        692         1,693
1997 ............     533             379            912            554              50        604         1,516
1998 ............     578             438          1,016            475              50        525         1,541
1999 ............     552             405            957            391              49        440         1,397
2000 ............     490             289            779            364              52        416         1,195

            Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 49% of Penthouse's newsstand sales are derived from convenience stores, 12% are from bookstores and 12% are from newsstand distribution channels. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 71% for the year ended December 31, 2000.

         The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 17% of total newsstand copies are sold internationally.

         Newsstand revenues for Penthouse magazine and the Affiliate Publications were $39.6 million, $38.1 million and $41.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing approximately 52%, 52% and 50% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

         In recent years, domestic newsstand circulation for men's magazines has been declining. From 1996 to 2000, Penthouse magazine and the Affiliate Publications' domestic average monthly newsstand circulation decreased by 33%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, have largely contributed to the overall decrease in circulation.

         This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine, for example, has steadily increased its cover price from $3.00 per issue in 1983 to $8.99 per issue for three issues, $7.99 per issue for four issues and $6.99 for five issues in 2000. The Company regularly price tests its magazines and adjusts cover prices accordingly.

         While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $39.95 to $46.00 in 2000, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaign, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

         Subscription revenues for Penthouse magazine and the Affiliate Publications were $6.9 million, $7.0 million and $7.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing approximately 9% of the Company's net revenues for these periods, after excluding net revenues attributable to the Automotive Magazines.

         Advertising.

           Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines as approximately 70% of their respective revenues are generated from newsstand sales, while approximately 12% are generated from subscription sales and approximately 16% are generated from advertising. Advertising revenues for Penthouse magazine and the Affiliate Publications were $8.8 million, $9.4 million and $12.3 million for the years ended December 31, 2000, 1999 and 1998, representing approximately 12%, 13% and 15% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

         In 2000, Penthouse magazine's advertising pages decreased by 10% from the prior year, while advertising revenues decreased by 0.5% from 1999. This decrease was primarily due to less pay-per-call advertising in 2000. In 1999, Penthouse magazine's advertising pages decreased by 8% from the prior year while advertising revenues decreased 24% from 1998.

         Penthouse magazine also includes advertising for the Company's products, primarily its own pay-per- call telephone lines, video cassettes, DVD's, internet products and pay-per-view programming.

         The Food and Drug Administration (the "FDA") issued regulations in August 1996 which prohibits the publication of tobacco advertisements containing drawings, color or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication". An adult publication is one (i) whose readers younger than 18 years of age constitute no more than 15% of total readership, and (ii) is read by fewer than two million persons younger than 18 years of age, in each case as measured by competent and reliable survey evidence. The Company restricts the sale if its magazine to persons 18 years of age or older and therefore believes that its magazines qualify as adult publications and the regulations do not apply to them. In April 1997, the Federal District Court for the Middle District of North Carolina struck down the regulations on the grounds that although the FDA could regulate nicotine it had not been granted the power to regulate advertising. On appeal, the Fourth U.S. Circuit Court of Appeals struck all the legislation on the grounds that the FDA lacked the authority to regulate tobacco products at all. The decision was upheld by the U.S. Supreme Court in March 2000.

    FOREIGN EDITION LICENSING

         The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name and trademarks to publishers in foreign countries. Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 2000, the Company received revenues from licensing agreements with publishers in Australia, Brazil , Croatia, Czech Republic, Finland, France, Germany, Greece, Holland, Hong Kong, Italy, Japan, Korea, Spain, Taiwan, Thailand and the United Kingdom.

         Revenues from licensing of foreign editions were $2.1 million, $2.0 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing approximately 3% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

     AUTOMOTIVE MAGAZINES

         The Company published four domestic automotive titles (the "Automotive Magazines") until March 1999, that had a combined average monthly circulation of approximately 749,000 copies. These titles were Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly.

         Revenues for the Automotive Magazines were $4.9 million and $23.1 million for the years ended December 31, 1999 and 1998, respectively, representing 6% and 22% of the Company's net revenues for these periods.

     MENS HEALTH & FITNESS

         In December 1999, the Company launched a new magazine entitled Mind & Muscle Power ("Power"). Results were below expectations and the publication was suspended after the November 2000 issue.

         Revenues for Power were $1.2 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively, representing 1.6% and 0.2% of the Company's net revenues for these periods.

     PRODUCTION, PRINTING, NEWSSTAND DISTRIBUTION AND SUBSCRIPTION FULFILLMENT

         The Company employs a staff of professionals to oversee the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to effectively publish and distribute all of its publications. The Company's systems for both graphics and editing are state-of-the-art and approximately twelve employees are involved.

         In 2000, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements which, after giving effect to an extension and amendment dated July 1997, expire in December 2003. In 2000, Forum and Variations were printed by Access Printing and in 2001 Forum and Variations are being printed by Transcontinential Impression. Should the Company wish to change printers, it believes that other printers of similar quality could be engaged.

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

         Effective July 1, 1999, Curtis Circulation exercised its option to assume the international newstand distribution of the Company's magazines. Accordingly, the Company terminated its international distribution agreement with Worldwide Media Services, Inc. in accordance with the terms of that agreement. The consolidation of its distribution under Curtis Circulation has helped to streamline the Company's operations and has been beneficial to the Company.

         The Company's subscription fulfillment is currently provided by Palm Coast Data Service, Inc. ("PCD"). PCD performs the following services: receiving, verifying, balancing and depositing payments from subscribers and agents; maintaining master files on all subscribers and agents by magazine; issuing bills to subscribers and agents and sending renewal notices to subscribers; issuing labels; packaging and mailing magazines as directed by the Company; and furnishing various reports to monitor all aspects of the subscription operations.

         Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. The Company experienced a general postal rate increase of 6% in January 1999 and 9.9% in January 2001. The next postal rate increase has not yet been scheduled.

PRODUCTS AND SERVICES - ENTERTAINMENT SEGMENT

         The Company's entertainment segment produces and distributes adult-oriented entertainment products, including pay-per-call telephone lines, video cassettes, DVD's, pay-per-view programming, the sale of memberships to the Company's internet site and advertising revenue from banners posted on the internet site. Revenues of the entertainment segment were $16.1 million, $16.6 million and $17.6 million for the years ended

December 31, 2000, 1999 and 1998, respectively, representing 21%, 22% and 22% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

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

         The Company develops, produces and distributes products for the domestic and international home video and pay-per-view markets. Since 1990, the Company has produced 77 videos, which were released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. up to June 1999. In June 1999, the Company entered into an agreement with Image Entertainment, whereby the Company licenses the domestic distribution of its catalog titles on DVD for a non-recoupable up-front license fee of $0.9 million and a royalty fee based on the number of units sold. The Company is amortizing the up-front licensing fee over the term of the contract. In June 1999 the Company also entered into an agreement with Image Entertainment, whereby the Company licenses the domestic distribution of its full length feature film, Caligula, on DVD for a recoupable up-front license fee of $0.1 million against a royalty fee based on the number of units sold thereafter. The upfront license fee under this agreement was fully recouped during the year 2000 and the Company is continuing to earn royalties over and above the up-front license fee. In July 2000 the Company entered into an agreement with Image Entertainment whereby the Company licensed the foreign distribution of its video cassettes and DVD's for a recoupable up-front license fee of $0.5 million against a royalty fee based on the number of units sold thereafter. The video cassettes and DVD's are also offered for sale through the Penthouse store on the Company's internet site and are advertised in the Company's magazines. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements. In April 1997, the Company entered into an agreement with Request Television, whereby the Company's videos are first shown on Request's pay-per-view network prior to retail distribution. Revenues received from the agreement is based upon the number of pay-per-view purchases. In June of 1998, Request Television ceased all business operations. In 1999, the Company entered into agreements with BET Action PPV, HBO, Viewer's Choice and various smaller independent pay-per-view channels. Revenues received from these agreements is based on the number of pay- per-view purchases and fixed amounts per program and was $0.2 million and $0.4 million in for the years ended December 31, 2000 and 1999, respectively.

         In August 1995, the Company launched a pay service, Penthousemag.com, on the Internet. Customers are sold a membership ranging from 2 days to one year, at prices ranging from $9.99 to $120.00. Revenues received from the sale of memberships to the Company's internet site are recognized over the term of the membership. The membership gives the customer access to adult-oriented photographs, video feeds and chat rooms via a personal identification number that expires according to the membership period selected. Memberships are billed to the customers' credit card in accordance with the Federal Communications

Commission's safe harbor provision. The Company also hosts several other third party Internet sites that also provide adult-oriented entertainment. Under these agreements, the Company provides a banner on its Internet site as well as hosting and billing services for these third party providers who are responsible for the content and maintenance of their site. In return the Company receives a portion of the paid membership fees to these sites in accordance with the agreements. In January 2000 the Company also began selling advertising banners on its Internet site. Net revenues from the internet for the years ended December 31, 2000, 1999 and 1998 were $12.8 million, $12.8 million and $11.8 million, respectively.

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

DEPENDENCE ON CUSTOMERS

         No customer of the Company accounted for more than ten percent of the Company's net revenues in 2000, 1999 or 1998, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $2.3 million, $2.2 million and $2.4 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 2000, 1999 and 1998, respectively. These revenues represent 3% of the Company's net revenues in 2000, 1999 and 1998, respectively, after excluding net revenues attributable to the Automotive Magazines.

COMPETITORS

         Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of Penthouse magazine and the Affiliate Publications are magazines that primarily target a male audience. Other types of media that carry advertising also compete for advertising with the Company's magazines.

         Competition in the internet business comes many different competitors. The Company's advantage in this area is the Penthouse trademark and the low cost of advertisement for its internet service in its own magazines. Few other magazine publishers have either more adult-oriented magazines or a comparable combined circulation for such magazines.

          Competition in the pay-per-call business is generally limited to a few major competitors. The Company's advantage in this area is the low cost of advertisement for such pay-per-call service in its own magazines.

EMPLOYEES

         As of March 30, 2001, the Company employed 149 full-time employees, none of whom are members of a union, and 7 part-time employees.

ITEM 2.   PROPERTIES.

         The Company's principal corporate offices for both the publishing and entertainment segments are located in New York City at 11 Penn Plaza. The Company leases office at various locations, as set forth below.


                                                                            Approx.           Lease
                                                                            Sq. Ft.           Expiration
Location                            Principal Use                           Occupied          Date
--------                            -------------                           --------          ----
11 Penn Plaza,                      Principal Corporate, Publishing,
New York, New York                  Production and Sales Office              49,000           March 11, 2009
Chicago, Illinois                   Sales Office                                800           March  31, 2002
Los Angeles, California             Sales Office                                250           February 28, 2002

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

         The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.5 million in 2000, 1999 and 1998 for the use of such property. See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS.

         The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for 1986 through 1990. The audit resulted in a tax deficiency totaling $35,000 plus interest, which was paid in October 1999. As a result of the audit, the net operating loss carryforward was reduced by $95,600. GMI's Combined New York State Franchise Tax Returns for the years 1993 through 1996 are in the process of being audited by The New York State Department of Taxation and Finance. The Companys' management does not expect a material adverse outcome from this audit. Subsequent years' Federal, New York State and other tax returns filed by GMI are subject to audit by governmental authorities. Under the terms of a Tax Sharing and Indemnification Agreement among the Company, GMI and the Other GMI Subsidiaries (the "Tax Sharing Agreement"), GMI and the Other GMI Subsidiaries will be liable for any payments due as a result of these audits through fiscal 1993. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group incurred after 1993.

         On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action under the Racketeer Influenced and Corrupt Organizations Act alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in October 2001. The Company intends to vigorously defend itself in the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS.

         As of March 30, 2001, GMI was the sole record holder of 475,000 shares of $.01 par value common stock (the "Common Stock") issued and outstanding. The Company is in the process of issuing 2,401 shares of Common Stock to two Warrant holders who converted common stock purchase warrants into Common Stock on December 22, 2000 as more fully described below. There is no established public trading market for the Common Stock.

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

         The Company declared and paid a dividend of $0.4 million in accordance with the terms and conditions of the Indenture in 1998. The Company did not declare any dividend for the fiscal years ended December 31, 1999 and 2000.

         Pursuant to a Registration Rights Agreement, dated December 21, 1993, among the Company, Jefferies & Company, Inc. and Furman Selz Incorporated (the "Underwriters"), the Company consummated an exchange offer in July 1994 to exchange the Series A Notes for Series B 10 5/8% Senior Secured Notes Due 2000 (the "Series B Notes"), which were registered under the Securities Act of 1933. The Series B Notes were substantially identical to the Series A Notes (including principal amount, interest rate and maturity), except that the Series B Notes were freely transferable.

         The Company also issued in the Private Offering 187,506 common stock purchase warrants (the "Warrants") to purchase an aggregate of 25,000 shares of Common Stock (approximately 5% of the outstanding Common Stock) (the "Warrant Shares"). In July 1995 the Company repurchased 5,000 Warrants. On December 22, 2000, the holders of 18,009 Warrants exercised them, at an exercise price of $.01 per Warrant Share, for 2,401 shares of the Company's Common Stock. 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants, which are held by the holders of the Series B Notes, was extended as part of the negotiations for the refinancing of the Notes.

         On March 29, 2001 (the "Closing Date") the Company refinanced the Series B Notes and Warrants. Under the refinancing agreement, the Company exchanged $51.5 million of principal amount of Series B Notes and any Warrants held by Consenting Holders for new notes (the "Series C Notes") and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001.

         The Series C Notes will mature on March 29, 2004, will bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company has pledged substantially all of its assets as collateral for the Series C Notes. The Indenture was amended to reflect the above mentioned payments and to reflect the March 29, 2004 maturity of the Series C Notes.

         The preferred stock issued to exchanging Noteholders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after 2 years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year. The preferred stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date, at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the Series C Notes are paid in full at or before the time of any redemption. In addition, the Company has paid a fee equal to 2% of the principal amount of the Series B Notes to Consenting Holders, and will reimburse the Consenting Holders for their legal fees and expenses in connection with the restructuring.

         There is no established public trading market for the Series C Notes. The Company does not intend to list the Series C Notes on any securities exchange.

ITEM 6.  SELECTED FINANCIAL  DATA.

                                                             Year Ended December 31,
                                       -------------------------------------------------------------------
                                                                  (In millions)
                                         1996           1997           1998           1999           2000
                                       -------        -------        -------        -------        -------
OPERATING DATA:
  Net revenue                          $ 114.6        $ 103.8        $ 105.1        $  78.8        $  76.0
  Operating income (loss)                  8.9            7.4            5.5           (0.8)          11.8
  Interest expense, net                    9.6            9.3            9.4            7.2            6.4
 Gain on sale of Automotive                                                                            3.7
     Magazines                              --             --             --           30.7             --
 Income (loss) before                     (1.0)          (1.9)          (3.9)          19.2            3.2
     extraordinary item
 Net income (loss)                        (1.0)          (1.9)          (3.9)          19.9            3.8
OTHER DATA:
  Depreciation and amortization            1.9        $   1.9        $   1.8        $   0.9        $   0.7
  Capital expenditures                     0.4            0.3            2.8            0.6            0.2
  Ratio of earnings to fixed
    charges                                0.9            0.8            0.6            3.5            1.7
BALANCE SHEET DATA:
  Total assets                         $  45.6        $  42.6        $  41.9        $  30.3        $  32.8
 Current maturities of senior
      debt securities                       --             --             --           51.8            2.9
 Senior debt securities, less
      current maturities                  79.3           79.5           79.6             --           49.1
  Total stockholders' deficiency         (71.9)         (73.8)         (78.1)         (56.7)         (52.7)

Certain amounts have been retroactively restated to reflect an accounting change from the LIFO to FIFO inventory valuation method in 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four (five before January 2000) affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services and until March 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines"). The Company suspended publication of the Affiliate Publication Hot Talk in December 1999 due to the poor financial performance of the magazine and the Automotive Magazines were sold on March 2, 1999. In December 1999, the Company launched Power magazine which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The entertainment segment of the Company produces a number of adult- oriented entertainment products and services, including pay-per-call telephone lines, video cassettes, DVD's, pay-per-view programming, the sale of memberships to the Company's Internet Site and advertising revenue from banners posted on the Internet Site.

         The Company's revenues were $76.0 million for the year ended December 31, 2000, compared to revenues of $78.8 million for the year ended December 31, 1999, a decrease of $2.8 million. Absent the sale of the Automotive Magazines, revenues would have shown an increase of $2.1 million. Newsstand revenues were $40.2 million and $39.2 million for the year ended December 31, 2000 and 1999, respectively, an increase of $1.0 million. The Automotive Magazines accounted for $1.0 million of 1999 newsstand revenues. Newsstand revenues for Mens Magazines were $39.6 million and $38.1 million for the year ended December 31, 2000 and 1999, respectively, an increase of $1.5 million. Advertising revenues were $9.5 million and $12.6 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $3.1 million. Of this amount, $3.0 million is attributable to a loss of advertising revenue from the sale of the Automotive Magazines. Advertising revenues from Mens Magazines decreased $0.6 million. Advertising revenues from Power magazine was $0.7 million and $0.1 million for the year ended December 31, 2000 and 1999, respectively, an increase of $0.6 million. Subscription revenues were $6.9 million and $7.8 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.9 million. Of this decrease, $0.8 million is attributable to the sale of the Automotive Magazines and $0.1 million is attributable to a decline in subscription revenues from the Mens Magazines. Revenues for the Entertainment Segment were $16.1 million and $16.6 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.5 million. Revenues from the Company's video business were $2.2 million and $2.4 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $1.1 million and $1.5 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.4 million. Revenues from the Company's internet business were $12.8 million for both the year ended December 31, 2000 and 1999.

          Income from operations was $11.8 million for the year ended December 31, 2000, compared to a loss from operations of $0.8 million for the year ended December 31, 1999. Income from operations was impacted by:

-        an increase in the newsstand cover price of  Penthouse Magazine,

-        an increase in the newsstand cover price of Penthouse Letters Magazine,

-        an increase in the newsstand cover price of Variations Magazine,

-        an increase in the subscription price of Penthouse Magazine

- decreased production costs and distribution costs as a result of a decrease in the number of newsstand copies printed and a decrease in the number of pages per issue,

- increased revenues from advertising banners on the Company's internet site,

- a suspension of publication of Hot Talk in December 1999 which was an unprofitable publication,

- decreased selling, general and administrative expenses due to decreased consulting fees, attorney fees, commission expense, advertising expense, retail distribution allowance expense, promotional expense, bad debt expense and

- reduced salary expenses caused by a reduction in the number of employees as a result of restructuring the Company's operations.


         Other income (expense) of $6.4 million for the year ended December 31, 2000 compared to net other income (expense) of $23.4 million for the year ended December 31, 1999. Included in other income (expense) for the year ended December 31, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines. Included in interest expense is the amortization of debt issuance costs and discounts of $0.9 million for the year ended December 31, 2000 compared to $1.0 million for the year ended December 31, 1999.

         As a result of the above discussed factors, net income before provision for income taxes for the year ended December 31, 2000 was $5.5 million, compared to a net income of $22.6 million for the year ended December 31, 1999.

         The net revenues and income from operations of the Company were (in millions):

                                                                           Income (loss)
                                             Net Revenue                  from operations
                                             -----------                  ---------------
                                              Year Ended                    Year Ended
                                             December 31,                   December 31
                                             ------------                   -----------
                                          1999           2000           1999           2000
                                        -------        -------        -------        -------
Publishing Segment                      $  62.2        $  59.9        $   5.6        $  14.4
Entertainment Segment                      16.6           16.1            8.4            9.9
                                        -------        -------        -------        -------
                                        $  78.8        $  76.0        $  14.0        $  24.3
Corporate Administrative Expenses                                       (14.8)         (12.5)
                                        -------        -------        -------        -------
                                        $  78.8        $  76.0        $  (0.8)       $  11.8
                                        =======        =======        =======        =======

PUBLISHING SEGMENT

         The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                     Income (loss)
                                         Net Revenues               from operations
                                         ------------               ---------------
                                          Year Ended                  Year Ended
                                         December  31,               December 31,
                                         -------------               ------------
                                      1999          2000          1999           2000
                                    -------       -------       -------        -------
Penthouse Magazine and
   the Affiliate Publications       $  55.1       $  56.6       $   4.4        $  13.5
Foreign edition licensing               2.0           2.1           1.6            1.7
Power Magazine                          0.2           1.2          (0.8)          (0.8)
Automotive Magazines                    4.9                         0.4
                                    -------       -------       -------        -------
                                    $  62.2       $  59.9       $   5.6        $  14.4
                                    =======       =======       =======        =======

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

         Revenues for Penthouse magazine and the Affiliate Publications were $56.6 million and $55.1 million for the year ended December 31, 2000 and 1999, respectively, an increase of $1.5 million. Newsstand revenue was $39.6 million and $38.1 million for the year ended December 31, 2000 and 1999, respectively, an increase of $1.5 million. The increase is primarily attributable to an increase in the cover price of Penthouse magazine offset by a decrease in the number of copies of Penthouse magazine sold and revenue lost due to the suspension of publication of Hot Talk magazine effective December 1999. Advertising revenue was $8.8 million and $9.4 million for the years ended December 31, 2000 and 1999, respectively, a decrease of $0.6 million. The decrease in advertising revenue is primarily attributable to a decrease in the number of advertising pages sold in Penthouse magazine and the Affiliate Publications partially offset by an increase in the average advertising rate per page in these publications. Subscription revenue was $6.9 million and $7.0 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.1 million due primarily to a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications, offset by an increase in the net revenue per copy sold of the Penthouse and the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. As a result of this action, the Company experienced a decrease in the number of subscription copies sold, with an offsetting increase in net revenue per copy during the year ended December 31, 2000.

         Publishing-production, distribution and editorial expenses were $28.2 million and $31.2 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $3.0 million. Paper costs were $11.3 million and $11.7 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.4 million. Print costs were $9.5 million for the year ended December 31, 2000, compared to $11.3 million for the year ended December 31, 1999, a decrease of $1.8 million. The decrease is due primarily to a decrease in the number of copies printed and a decrease in the number of pages per issue, as discussed above, partially offset by an increase in the cost of printing. Distribution costs were $4.2 million and $4.9 million for the years ended December 31, 2000 and 1999 respectively, a decrease of $0.7 million. Editorial costs were $3.3 million and $3.4 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.1 million.

         Selling, general and administrative expenses were $14.7 million for the year ended December 31, 2000, compared to $19.5 million for the year ended December 31, 1999, a decrease of $4.8 million. The decrease is primarily due to a decrease in salary and benefit expense of $1.4 million, in subscription costs of $1.0 million as a result of fewer direct subscription mailings, in promotional expenses of $0.7 million, in advertising expenses of $0.5 million, in commission expenses of $0.5 million, and in retail distribution allowance of $0.3 million during the year ending December 31, 2000.

FOREIGN EDITION LICENSING

          Revenues from licensing of foreign editions, which are included in net revenues - other, were $2.1 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively, an increase of $0.1 million.

         Selling, general and administrative expenses were $0.4 million for both the year ended December 31, 2000 and 1999.

POWER MAGAZINE

         Revenues for Power magazine were $1.2 million for the year ended December 31, 2000 compared to $0.2 million for the year ended December 31, 1999. Newsstand and subscription revenues were $0.5 million and $21,000 for the years ended December 31, 2000 and 1999, respectively. Advertising revenues were $0.7 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.

         Publishing-production, distribution and editorial expenses were $1.3 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. Paper costs were $0.4 million and $0.3 million for the years ended December 31, 2000 and 1999, respectively. Printing costs were $0.4 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively. Distribution costs were $0.2 million and $0.1 million for the years ended December 31, 2000 and 1999, respectively. Editorial costs were $0.3 and $0.1 million for the years ended December 31, 2000 and 1999, respectively.

       Selling, general and administrative expenses were $0.7 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively.


 ENTERTAINMENT SEGMENT

         Revenues from the Entertainment Segment were $16.1 million for the year ended December 31, 2000, compared to $16.6 million for the year ended December 31, 1999, a decrease of $0.5 million. The Company's video business revenues were $2.2 million for the year ended December 31, 2000 compared to $2.4 million for the year ended December 31, 1999, a decrease of $0.2 million. The decrease was primarily due to lower revenue from pay per view agreements during the year ended December 31, 2000. Revenues from the Company's pay-per-call business were $1.1 million and $1.5 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.4 million. Revenue for the year ended December 31, 2000 was lower due to higher chargebacks and reserve rates, lower billable minutes and the termination of certain contracts with respect to the Company's smaller service bureaus. The Company's internet business revenues were $12.8 million for both the years ended December 31, 2000 and 1999. Revenues from the sale of memberships to the Company's internet site decreased by $0.6 million during the year ended December 31, 2000, offset by increased advertising revenue of $0.6 million from banners on the internet site during the same period. The Company experienced a decline in new members due its use of more aggressive scubbing methods in order to comply with Visa and MasterCard's more stringent requirements regarding chargeback levels. Memberships were also impacted by the decision of American Express to withdraw from the adult entertainment business, which eliminated one possible payment option for customers. To attempt to offset this decline the company intends to intensify its marketing efforts and to offer more promotional incentives to attract new customers and advertisers to the internet site.

         Direct costs were $1.2 million for the year ended December 31, 2000, compared to $2.5 million for the year ended December 31, 1999, a decrease of $1.3 million. The decrease is primarily attributable to decreased costs of $0.9 million due to the change to a new national wholesale distributor of DVD's and video cassettes, decreased commissions of $0.3 million paid to the owners of other sites for banners linking customers to the Company's internet site and decreased costs of $0.1 million for content purchased for use on the internet site.

         Selling, general and administrative expenses were $5.0 million and $5.8 million for the year ended December 31, 2000 and December 31, 1999, respectively, a decrease of $0.8 million. This decrease is primarily attributable to decreased consulting expenses of $1.0 million, decreased web hosting charges of $0.2 million and decreases in other various selling, general and administrative expenses of $0.2 million, offset by increased bank charges of $0.6 million.

CORPORATE ADMINISTRATIVE EXPENSE

          Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $12.5 million for the year ended December 31, 2000, compared to $14.8 million for the year ended December 31, 1999, a decrease of $2.3 million. This decrease is primarily attributable to decreased expenses of $0.1 million as a result of the sale of the Automotive Magazines, decreased legal fees of $1.0 million, decreased consulting expenses of $0.6 million, decreased salary expenses of $0.5 million and decreased insurance expense of $0.4 million, offset by an increase of $0.3 million in various other corporate administrative expenses.

RENT EXPENSE FROM AFFILIATED COMPANY

          Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million for both the years ended December 31, 2000 and 1999.

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

       Other income (expense) was $23.4 million for the year ended December 31, 1999, compared to other income (expense) of $9.4 million for the year ended December 31, 1998. Included in other income (expense) for the year ended December 31, 1999 is a before tax gain of $30.7 million from the sale of the Automotive Magazines (See Note 3 of the Notes To Consolidated Financial Statements). Included in interest expense is the amortization of debt issuance costs and discounts of $1.0 million for the year ended December 31, 1999, compared to $1.2 million for the year ended December 31, 1998.

       Net income for the year ended December 31, 1999 was $19.9 million, compared to a net loss of ($3.9) million for the year ended December 31, 1998, as a result of the above discussed factors.

       The net revenues and income (loss) from operations of the Company were as follows (in millions):

                                                                         Income (loss)
                                            Net Revenue                 from operations
                                              Year End                     Year Ended
                                            December 31,                  December 31,
                                            ------------                  ------------
                                          1998           1999           1998           1999
                                        -------        -------        -------        -------
Publishing Segment                      $  87.5        $  62.2        $  13.8        $   5.6
Entertainment Segment                      17.6           16.6            9.7            8.4
                                        -------        -------        -------        -------
                                        $ 105.1        $  78.8        $  23.5        $  14.0
Corporate Administrative Expenses                                       (18.0)         (14.8)
                                        -------        -------        -------        -------
                                        $ 105.1        $  78.8        $   5.5        $  (0.8)
                                        =======        =======        =======        =======

PUBLISHING SEGMENT

         The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                         Income
                                        Net Revenues                from operations
                                    ---------------------        ---------------------
                                          Year Ended                   Year Ended
                                         December  31,                 December 31,
                                         -------------                 ------------
                                      1998          1999           1998          1999
                                    -------       -------        -------       -------
Penthouse  Magazine and
   the Affiliate Publications       $  62.3       $  55.1        $   9.5       $   4.4
Foreign edition licensing               2.1           2.0            1.7           1.6
Power Magazine                                        0.2                         (0.8)
Automotive  Magazines                  23.1           4.9            2.6           0.4
                                    -------       -------        -------       -------
                                    $  87.5       $  62.2        $  13.8       $   5.6
                                    =======       =======        =======       =======

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

         Revenues for Penthouse magazine and the Affiliate Publications were $55.1 million and $62.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $7.2 million. Newsstand revenue was $38.1 million and $41.3 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $3.2 million. The decrease is primarily attributable to an 18% decrease in copies sold of the Affiliate Publications. Fewer copies were sold primarily due to the adverse impact of consolidations of companies in the magazine distribution industry which resulted in the elimination of some of the distribution channels previously used by the Company to distribute its magazines, increased competition in the mens magazine market, the publication of fewer issues of Girls of Penthouse and Hot Talk magazines, and the suspension of publication of Penthouse Comix during the second half of 1998. Advertising revenue was $9.5 million and $12.3 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $2.8 million. The decrease in advertising revenue is primarily attributable to an 8% decrease in the number of advertising pages sold in Penthouse magazine and a 23% decrease in the number of advertising pages sold in the Affiliate Publications during the year ended December 31, 1999, as compared to the 1998 period. These decreases were primarily due to a decrease in the number of pay-per-call ads sold in Penthouse and the Affiliate Publications during the year ended December 31, 1999, as well as decreased revenues due to fewer issues of certain magazines, as noted above. The advertising rate for sexually oriented products and services, such as pay-per-call services, is higher than for other advertisers, therefore the decrease in pay-per-call ad pages sold resulted in a decrease in the average rate per page for advertising pages sold in Penthouse magazine. This decrease was partially offset by an increase in the average rate per page for advertising pages sold in the Affiliate Publications. The advertisements in the Affiliate Publications are primarily for sexually oriented products and services and consequently there was no adverse change in the average rate per page associated with the mix of advertisers in these magazines. Subscription revenue was $7.0 million and $7.7 million for the year ended December 31, 1999 and 1998, respectively, a decrease of $0.7 million due primarily to a 7% decrease in the number of subscription copies sold of Penthouse, a 1% decrease in the net revenue per copy sold of Penthouse magazine, partially offset by a 6% increase in the net revenue per copy sold of the Affiliate Publications. The decreased revenue per copy was due primarily to a change in mix between agency sales (which generate a lower revenue per copy) and direct to customer sales.

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

AUTOMOTIVE MAGAZINES

        Revenues for the Automotive Magazines were $4.9 million and $23.1 million for the years ended December 31, 1999 and 1998, respectively, a decrease of $18.2 million. This decrease resulted from the sale of the Automotive Magazines on March 2, 1999.

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

         Direct costs were $2.5 million for the year ended December 31, 1999, compared to $2.2 million for the year ended December 31, 1998, an increase of $0.3 million. This increase is primarily attributable to increased costs of $0.4 million for the acquisition of video feeds for the Company's internet site and increased costs of $0.6 million for commissions and fees paid to third party internet content providers as a result of increased revenue from sites linked to the Company's internet site. These increases were partially offset by decreased costs of $0.4 million due to a change in service bureaus processing the Company's pay-per-call business and decreased direct video costs of $0.3 million due to lower production, distribution, and fulfillment costs as a result of lower sales volume.

         Selling, general and administrative expenses were $5.8 million and $5.7 million for the year ended December 31, 1999 and December 31, 1998, respectively, an increase of $0.1 million.

CORPORATE ADMINISTRATIVE EXPENSE

         Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $14.8 million for the year ended December 31, 1999, compared to $18.0 million for the year ended December 31, 1998, a decrease of $3.2 million. This decrease is primarily attributable to decreased expenses of $1.2 million as a result of the sale of the Automotive Magazines, expenses of $1.0 million in 1998 related to the relocation of the Company's corporate headquarters which were not repeated in 1999, decreased salary expenses ($0.7 million), rent ($0.4 million), and recruitment fees ($0.1 million), partially offset by increased consulting expenses ($0.2 million).

RENT EXPENSE FROM AFFILIATED COMPANY

         Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million for both the years ended December 31, 1999 and 1998.

ADDITIONAL SEGMENT INFORMATION

         See Note 11 of the Notes to Consolidated Financial Statements for additional information on the Company's business segments.

                         LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 2000, the Company had $6.4 million in cash and cash equivalents, compared to $5.7 million at December 31, 1999. The increase in cash and cash equivalents during the year ended December 31, 2000 resulted from cash flows provided by operating activities of $4.1 million less cash flows used in investing activities of $0.2 million and cash flows used in financing activities of $3.1 million.

Cash flows from operating activities

                  Net cash provided by operating activities was $4.1 million for the year ended December 31, 2000, compared to net cash used in operating activities of $7.9 million for the year ended December 31, 1999, an improvement of $12.0 million. Net cash provided by operating activities in 2000 was primarily the result of income from operations for the period and improved collections of accounts receivable, partially offset by decreased accounts payable and accrued expenses due to the timing of vendor payments and by higher paper inventory levels. The increased purchase of paper was made to take advantage of discounted prices and favorable credit terms offered by one of the Company's paper suppliers. Net cash used in operating activities for the year ended December 31,1999 was primarily the result of loss from operations for the period after excluding the gain on the sale of the automotive group and decreased accounts payable balances due to the timing of payments to vendors.

Cash flows from investing activities

                  Cash used in investing activities for the year ended December 31, 2000 was $0.2 million, compared to cash provided by investing activities of $34.4 million for the year ended December 31, 1999. Cash used in investing activities for the year ended December 31, 2000 was the result of capital expenditures of $0.2 million. Cash provided by investing activities for the year ended December 31, 1999 was primarily the result of the sale of the Automotive Magazines for $35.0 million, offset by capital expenditures of $0.6 million.

Cash flows from financing activities

                  Cash flows used in financing activities were $3.1 million for the year ended December 31, 2000, compared to cash flows used in financing activities of $27.3 million for the year ended December 31, 1999. Cash flows used in financing activities for the year ended December 31, 2000 was primarily the result of $2.9 million of advances to GMI during the year and debt issuance costs of $0.2 million related to the refinancing of the Company's Series C Notes (See Note 6 of the Notes To Consolidated Financial Statements). GMI repaid $4.0 million of advances during the year ended December 31, 2000 by a transfer of 100% of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other valuables which were appraised at $1.8 million and by the Company's utilization of $2.7 million of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 7 of the Notes To Consolidated Financial Statements). Affiliated company advances at December 31, 2000 decreased $1.6 million from December 31, 1999 as a result of these advances and repayments. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The management of the Company believes that GMI and its subsidiaries have sufficient assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. The principal shareholder of GMI has guaranteed the full amount due to the Company. At December 31, 2000, the Company has a loan outstanding to the principal shareholder of GMI of $999,749. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2001.

                  The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

                  Cash flows used in financing activities during the year ended December 31, 1999 was primarily the result of the purchase of $26.6 million of the Company's Series B Notes.


Future outlook

                  The Company's cash balance at December 31, 2000 was $6.4 million, compared to $5.7 million at December 31, 1999 During the year ended December 31, 2000 the company provided $4.1 million in cash flows from operating activities. Further, at December 31, 2000, current liabilities exceeded current assets by approximately $9.7 million and the Company had a stockholders deficiency of $52.7 million.

                   The Company's Series B Notes totaling $52.0 million matured on December 31, 2000. Under a refinancing agreement, the Company exchanged $51.5 million of principal amount of Series B Notes and any warrants held by the Consenting Holders for Series C Notes and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of Series B Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

                   The Series C Notes will mature on March 29, 2004, will bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The preferred stock carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after 2 years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year.

                  The preferred stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the New Notes are paid in full at or before the time of any redemption. Finally, the Company has paid a fee equal to 2% of the principal amount of the Series B Notes to Consenting Holders, and will reimburse the Consenting Holders for their legal fees and expenses in connection with the restructuring.

                  In the event that the Company is unable to make the payments required, the trustee under the Indenture could assume control over the Company and substantially all its assets including its registered trademarks. Should the Company be forced to cease operations and liquidate its assets, it would most likely be unable to recover the full carrying amount of the assets shown on the balance sheet.

                  The Company has undertaken several actions during the year ended December 31, 2000 to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during 2000, resulting in income from operations of $11.8 million, net income of $3.8 million and positive cash flows from operating activities of $4.1 million. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow. However, there can be no assurance that the management will be successful in achieving the improvements desired or in maintaining the Company's current level of profitability.


                           Forward-Looking Statements

                  In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) substantive changes in postal regulations or rates,
(b) increases in paper prices; (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (4) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (5) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (6) the impact of an increasingly competitive environment for advertising sales and the impact of competition from other content and merchandise providers; and (7) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

                  Interest Rates-As of December 31, 2000, the Company had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 the Company exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. The Company is subject to market risk based on potential fluctuations in current interest rates.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The directors of the Company serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of the Company at March 30, 2001.


                                                                                        Date        Date
                                                                                      Elected    Elected to
                                             Positions Presently Held with the           as       Present
Name                               Age                    Registrant                  Director     Office
------------------------------     ----    ------------------------------------       --------    --------
Robert C. Guccione                 70      Director, Chairman of the Board,            1993         1993
                                           Publisher, Chief Executive Officer

John C. Prebich                    57      Director, President, Chief Operating        2000         2000
                                           Officer

Nina Guccione                      41      Director, Executive Vice President,         2000         2000
                                           Assistant Secretary

John D. Orlando                    47      Director, Senior Vice President,            1999         1998
                                           Chief Financial Officer and
                                           Treasurer

Laurence B. Sutter                 57      Senior Vice President, General               -           1997
                                           Counsel, Secretary

William F. Marlieb                 72      Director                                    1993          -

John L. Decker                     64      Director                                    1993          -

Phyllis Schwebel                   73      Director                                    1993          -

Jerry Siano                        67      Director                                    2000          -

The business experience for the last 5 years of the current directors and executive officers of the Company and those individuals who were directors or executive officers during 2000 is presented below.

ROBERT C. GUCCIONE has been a Director, Chairman of the Board, and Publisher of the Company since 1993 and has been Chief Executive Officer of the Company since April 1999. Mr. Guccione was also Chief Executive Officer prior to January 1998. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper.

JOHN C. PREBICH has been a Director, President and Chief Operating Officer since May 2000. Prior to his appointment to his current position, Mr. Prebich was Managing Director of the Company since August 1999. Since 1990, he has been the Chairman of the Board, owner and Publisher of KC Publishing, Inc.

NINA GUCCIONE has been a Director, Executive Vice President and Assistant Secretary of the Company since November 2000. Ms. Guccione was a Director, Executive Vice President, President- New Media and Secretary of the Company from February 1998 to April 2000. Prior to her appointment to that position, Ms. Guccione was Executive Vice President- New Media and Secretary of the Company from 1996 to February 1998. Ms. Guccione has served in various capacities within the Company for in excess of five years. Ms. Guccione is the daughter of Robert
C. Guccione.

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

LAURENCE B. SUTTER has been a Senior Vice President, General Counsel and Secretary of the Company since May 2000. Prior to his appointment to his current position, Mr. Sutter was Senior Vice President, General Counsel and Assistant Secretary of the Company since January 1997. Prior to his appointment to that position, Mr. Sutter was Associate Counsel/Publications and Assistant Secretary. Mr. Sutter has been employed by the Company or its affiliates since 1982 and has been a practicing attorney since 1977.

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

JERRY SIANO is a Director of the Company. Since 1995 he has been Chief Executive Officer of DiLeondro, Siano & Caserta LLC, which is an advertising agency. Prior to that position he was Chairman of the Board of N.W. Ayer. Mr. Siano holds a Bachelors Degree from The University Of The Arts.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table summarizes the compensation for services rendered to the Company during fiscal years 1998, 1999 and 2000 by (i) the Company's Chief Executive Officer, Robert C. Guccione, and (ii) each of the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under S.E.C. rules. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione) and the Expense Allocation Agreement and employment agreements (for all other such officers). See "Certain Relationships and Related Transactions."


Name and Principal Position                                   Annual Compensation
---------------------------------------------     -------------------------------------------------------------
                                                     Year             Salary(1)        Bonus          Other (2)
                                                  -----------        -----------      --------        ---------
Robert C. Guccione                                   2000            $ 1,850,444                      $ 277,139
  Chairman, Chief Executive Officer and              1999            $ 1,530,000                      $ 674,124
   Publisher                                         1998            $ 1,530,000      $450,000        $ 704,740

John C. Prebich                                      2000            $   327,019      $142,500
  President and Chief Operating Officer

Nina Guccione                                        2000            $   264,904
  Executive Vice President and                       1999            $   190,000
  Assistant Secretary                                1998            $   176,716

John D. Orlando                                      2000            $   222,263      $  9,500
 Senior Vice President-Chief Financial               1999            $   190,000
 Officer and Treasurer

Lawrence B. Sutter                                   2000            $   166,985      $  6,000
   Senior Vice President, General Counsel            1999            $   159,015
   and Secretary                                     1998            $   151,095

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

(2) Other compensation represents life insurance premiums paid on behalf of Mr. Guccione, under split dollar policy arrangements.

COMPENSATION OF DIRECTORS

         Directors who are also employees of the Company or any of its subsidiaries do not currently receive any additional compensation for serving as a director or committee member or for attending Board or committee meetings. All other directors receive an annual retainer of $5,000 plus $1,500 for each Board meeting and committee meeting attended.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During 2000, two non-employee directors, Mr. Decker and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee.

         The salary of Mr. Guccione is determined and paid by GMI. The Non-employee Members reviewed and approved the reimbursement of GMI by the Company in an amount equal to the portion of the salary of Mr. Guccione allocated to the Company pursuant to the Properties and Salaries Allocations Agreement. In addition, the Non-employee Members reviewed and approved the expenses allocated to the Company for its use of the Townhouse pursuant to the Properties and Salary Allocation Agreement. See "Certain Relationships and Related Transactions."

RETIREMENT SAVINGS PLAN

         The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution (401(k)) plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make discretionary contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $10,500 in 2000. Participant's accounts are credited with the participant's contribution and an allocation of (a) GMI's contribution, if any,
(b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 2000, Robert Guccione, Lawrence Sutter and Nina Guccione were 100% vested in profit sharing contributions made by GMI. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Transactions." The Company did not make any contributions to the Plan in fiscal years 1998, 1999 and 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

           As of March 30, 2001, GMI was the sole record holder of all the issued and outstanding Common Stock of the Company. The Company is in the process of issuing 2,401 shares of Common Stock to two Warrant holders who converted common stock purchase Warrants into Common Stock on December 22, 2000. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 30, 2001.


                                                        GMI                      Shares             Percent
Name and Address                                  Common Stock(1)          Beneficially Owned       of Class
----------------------------------              -------------------      ----------------------    ----------
Robert C. Guccione                                    Class A                     6.67                66.7%
16 East 67th Street                                   Class B                     0.00                 0.0
New York, New York  10022

Robert C. Guccione Family                             Class A                     3.33                33.3
Trust No. 1                                           Class B                     1.62               100.0

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amounts of approximately $0.5 million in 1998, 1999 and 2000, for the use of the Townhouse for Company purposes. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

           The Properties and Salary Allocation Agreement also provides that the salary of Mr. Guccione is determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salary based upon an allocation of the relative business time spent by Mr. Guccione on GMI related business and on Company related business. In 2000, 1999 and 1998, the Company reimbursed GMI in the amounts of approximately $1.9 million, $1.5 million and $2.0 million, respectively, for the allocable amount of Mr. Guccione's salary.

           GMI, the Company and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal, state and local income tax returns so long as permitted by the relevant tax authorities. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses ("NOLs") between the Company, GMI and the Other GMI Subsidiaries. The Company, however, is not required to pay income or franchise taxes (except certain alternative taxes) to the extent that it can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. Prior to 2000, the Company was not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities. In addition, the Tax Sharing Agreement provides that GMI and the other GMI Subsidiaries indemnify the Company from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

           The Company, GMI and the other GMI Subsidiaries also have entered into an Expense Allocation Agreement, which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for the Company's principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione), data processing, accounting, production and sales support and administrative personnel. The Company pays such combined expenses and allocates to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of the Company solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1999 and 2000 was $3.0 million and $1.4 million, respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts. As discussed more fully in Note 6, on March 27, 2000, the Company received a payment of approximately $0.8 million toward this balance through the transfer of the outstanding stock of a subsidiary of GMI.

           In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per- call business. The loan was in consideration of Mr. Guccione personally guaranteeing all material obligations of the Company under the agreement. Payment on the loan may be demanded, with interest at 9% per annum, no earlier than December 31, 2001. If the note is repaid in full prior to June 30, 2001, the unpaid principal amount of the loan is reduced by $500,000.

           At December 31, 2000, the Company had a $999,749 loan receivable from Mr. Guccione, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2001.

           At December 31, 2000, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione. Such loan bears no interest, is due on demand and is personally guaranteed by Mr. Guccione.

           Included in prepaid expenses and other current assets as of December 31, 2000 are $0.3 million of receivables from KC Publishing, Inc., a company owned by the Company's President and Chief Operating Officer.

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

         (3)      Exhibits:

           Exhibit
              No.     Description
           -------    -----------

           *3.1 -- Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on November 9, 1993.

           *3.2 --    By-Laws of the Company.

            3.3 -- Amended And Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on March 29, 2001.

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

           *4.3 -- Security Agreement, dated December 21, 1993, between the Company and Trustee.

           *4.4 -- Pledge Agreement, dated December 21, 1993, between the Company and Trustee.

           *4.5 -- Copyright Security Agreement, dated December 21, 1993, between the Company and Trustee.

           *4.6 -- Trademark Security Agreement, dated December 21, 1993, between the Company and Trustee.

            4.7 -- First Supplemental Indenture, dated May 19, 1999, among the Company, each of the Subsidiary Guarantors and IBJ Whitehall Bank & Trust, as trustee.

            4.8 -- Second Supplemental Indenture, dated March 29, 2001, among the Company, each of the Subsidiary Guarantors and The Bank Of New York, as trustee, containing, as exhibits, specimens of Series C Notes.

            4.9 --    Registration Rights Agreement, dated as of March 29,
                      2001, between the Company and the holders of the Company's Class A Preferred Stock.

            4.10-- Amendment To Security Agreement, dated as of March 29, 2001, among the Company, each of the Subsidiary Grantors and The Bank Of New York, as collateral agent.

          +*10.1-- Distribution Agreement, dated September 19, 1977, among Curtis Circulation, Penthouse International, Ltd., Forum International, Ltd., Viva International, Ltd., Penthouse Photo World, Ltd. and Penthouse Poster Press, Ltd.; Amendment No. 1, undated; Amendment No. 2, dated September 8, 1982; Amendment No. 3, dated March 18, 1985; and Amendment No. 4, dated February 1, 1986.

           Exhibit
              No.     Description
           -------    -----------

           +*10.2-- Printing Agreement, dated April 30, 1980, between Penthouse International, Ltd. and Meredith Corporation (to print Penthouse); Amendment, dated October 23, 1986; Addendum #8, dated November 7, 1986; Amendment, dated December 8, 1986; Addendum, dated March 20, 1987; Amendment, dated November 3, 1987; Addendum, dated March 15, 1990; Addendum, dated June 15, 1990; and Amendment and Extension, dated September 1, 1992.


           +*10.3--   Printing Agreement, dated May 13, 1987, between
                      Penthouse International, Ltd. and Meredith/Burda (to print Girls of Penthouse); Addendum, dated March 15, 1990; Addendum, dated June 15, 1990; and Amendment and Extension, dated September 1, 1992.

           +*10.4-- Printing Agreement, dated July 20, 1993, among Hot Talk Publications, Ltd., Penthouse Letters, Ltd., General Media International, Inc. and R.R. Donnelley & Sons Co. (to print Hot Talk and Penthouse Letters).

           *10.5-- Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

           *10.6-- Properties and Salary Allocation Agreement, dated December 21, 1993, among the Company, GMI and Locusts on the Hudson River Corp.

           *10.7-- Expense Allocation Agreement, dated December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

           *10.8-- Tax Sharing and Indemnification Agreement, dated December 21, 1993, among the Company, GMI and the Other GMI Subsidiaries.

           +10.9--    Circulation Subscription Fulfillment Services
                      Agreement, dated September 15, 1994, between Palm Coast Data, Ltd., Penthouse International, Ltd., Omni Publications International, Ltd., Longevity International, Ltd., Four Wheeler Publishing, Ltd., Stock Car Racing Publications, Inc., Open Wheel Publications, Inc., Super Stock Publications, Inc., Forum International, Ltd. and Variations Publishing International, Ltd.; Amendment, dated September 16, 1994 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           +10.12-- Amendment and Extension by and among R.R. Donnelly & Sons and General Media International, Inc., General Media, Inc., General Media Communications, Inc. and General Media Automotive Group, Inc. (incorporated by reference to
                      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

           +10.13-- Printing Contract between Access Printing and General Media Communications, Inc. (incorporated by reference to
                      Exhibit 10.1 to the Company's Quarterly Report on Form-10-Q for the quarter September 30, 1998).

          Exhibit
            No.       Description
          -------     -----------
           10.14--    Agreement of Lease between M393 Associates LLC and General
                      Media, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form-10-Q for the quarter September 30, 1998).

           10.15-- Asset Sale and Purchase Agreement between EMAP Petersen, Inc. and General Media Automotive Group, Inc. dated as of February 9, 1999 (incorporated by reference to exhibit
                      10.21 to the Company's Current Report on Form 8-K dated March 2, 1999).

           12.1--     Computation of ratio of earnings to fixed charges.

           21.1--     Subsidiaries of the Company.

---------------------

* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.

(b)     Reports on Form 8-K:

                No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.


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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES


                                                                                           Page

Report of Independent Certified Public Accountants                                         F-2


Financial Statements

      Consolidated Balance Sheets, December 31, 1999 and 2000                            F-3 - F-4

      Consolidated Statements of Operations for the Years
         Ended December 31, 1998, 1999 and 2000                                            F-5

      Consolidated Statement of Stockholder Deficiency for the Years
         Ended December 31, 1998, 1999 and 2000                                            F-6

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1999 and 2000                                                F-7 - F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP


New York, New York
March 23, 2001 (except for Note 6, as to which the date is March 29, 2001)

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)


                                    ASSETS                   1999          2000
                                                           -------       -------
CURRENT ASSETS
    Cash and cash equivalents                              $ 5,659       $ 6,425
    Accounts receivable, net of allowance for
       doubtful accounts of $1,122 in 1999
       and $1,301 in 2000                                    6,801         6,220
    Inventories                                              4,523         6,323
    Due from affiliated companies                            2,996         1,389
    Prepaid expenses and other current assets                1,474         1,896
    Loan to shareholder                                        862         1,000
                                                           -------       -------
             Total current assets                           22,315        23,253


WORKS OF ART AND OTHER COLLECTIBLES                            470         2,270


PROPERTY AND EQUIPMENT - AT COST,
    net of accumulated depreciation and amortization         3,372         2,890


OTHER ASSETS
    Rent security deposits                                   1,504         1,562
    Loan to affiliated company                               1,086         1,086
    Deferred debt issuance costs, net                          720           165
    Deferred subscription acquisition costs, net               397           690
    Other                                                      440           896
                                                           -------       -------
                                                             4,147         4,399
                                                           -------       -------
                                                           $30,304       $32,812
                                                           =======       =======


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                                  December 31,
                             (amounts in thousands)


                    LIABILITIES AND STOCKHOLDER DEFICIENCY          1999            2000
                                                                 --------        --------
CURRENT LIABILITIES
    Current maturities of Senior Secured Notes                   $ 51,847        $  2,943
    Accounts payable                                               12,298           9,799
    Accrued retail display allowances                               2,233           2,365
    Deferred revenue                                                9,915          10,151
    Accrued expenses and other current liabilities                  4,688           3,994
    Accrued interest - Senior Secured Notes                                         2,763
    Income taxes payable                                            1,019             964
                                                                 --------        --------
            Total current liabilities                              82,000          32,979


SENIOR SECURED NOTES, less current maturities                                      49,057

UNEARNED REVENUE                                                    2,066           1,702

OTHER LONG-TERM LIABILITIES                                         1,150           1,223

COMMITMENTS AND CONTINGENCIES

REDEEMABLE WARRANTS                                                 1,791             582

STOCKHOLDER DEFICIENCY
    Common stock, $.01 par value; authorized, 1,000,000
       shares; issued and outstanding, 475,000 shares                   5               5
    Capital in excess of par value                                  2,898           3,071
    Accumulated deficit                                           (59,606)        (55,807)
                                                                 --------        --------
                                                                  (56,703)        (52,731)
                                                                 --------        --------
                                                                 $ 30,304        $ 32,812
                                                                 ========        ========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                             (amounts in thousands)


                                                             1998            1999            2000
                                                         ---------        --------        --------
Net revenues
    Publishing
      Newsstand                                          $  46,179        $ 39,153        $ 40,153
      Advertising                                           26,061          12,583           9,498
      Subscription                                          11,881           7,776           6,901
      Other                                                  3,382           2,701           3,322
    Entertainment                                           17,647          16,598          16,127
                                                         ---------        --------        --------
                                                           105,150          78,811          76,001
                                                         ---------        --------        --------

Operating costs and expenses
    Publishing - production, distribution and
      editorial                                             44,095          34,449          29,624
    Entertainment - direct costs                             2,672           2,494           1,244
    Selling, general and administrative                     50,523          41,229          32,042
    Rent expense from affiliated companies                     523             542             540
    Depreciation and amortization                            1,815             941             714
                                                         ---------        --------        --------
         Total operating costs and expenses                 99,628          79,655          64,164
                                                         ---------        --------        --------

         Income (loss) from operations                       5,522            (844)         11,837

Other income (expense)
    Gain on sale of Automotive Magazines                                    30,657
    Interest expense                                        (9,918)         (7,969)         (6,865)
    Interest income                                            517             762             495
                                                         ---------        --------        --------
         Income (loss) before provision for income
             taxes and extraordinary item                   (3,879)         22,606           5,467

Provision for income taxes                                                  (3,390)         (2,239)
                                                         ---------        --------        --------
         Income (loss) before extraordinary
             item                                           (3,879)         19,216           3,228
Extraordinary gain from extinguishment of
    debt, net of income taxes of $15 in 1999
    and $465 in 2000                                                           671             571
                                                         ---------        --------        --------
         NET INCOME (LOSS)                               $  (3,879)       $ 19,887        $  3,799
                                                         =========        ========        ========


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

                  Years ended December 31, 1998, 1999 and 2000
                             (amounts in thousands)


                                                               Capital in
                                                 Common         excess of      Accumulated
                                                 stock          par value        deficit          Total
                                                 -----          ---------        -------          -----
Balance - December 31, 1997                     $      5        $  1,418        $(75,214)       $(73,791)

Net loss for the year                                                             (3,879)         (3,879)
Less cash dividend paid                                                             (400)           (400)
                                                --------        --------        --------        --------

Balance - December 31, 1998                            5           1,418         (79,493)        (78,070)

Net income for the year                                                           19,887          19,887
Contribution to capital by Parent Company                          1,480                           1,480
                                                --------        --------        --------        --------

Balance - December 31, 1999                            5           2,898         (59,606)        (56,703)

Net income for the year                                                            3,799           3,799
Exercise of warrants                                                173                              173
                                                --------        --------        --------        --------

BALANCE - DECEMBER 31, 2000                     $      5        $  3,071        $(55,807)       $(52,731)
                                                ========        ========        ========        ========


The accompanying notes are an integral part of this statement.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                             (amounts in thousands)


                                                               1998            1999           2000
                                                            --------        --------        -------
Cash flows from operating activities
    Net income (loss)                                       $ (3,879)       $ 19,887        $ 3,799
                                                            --------        --------        -------
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Depreciation and amortization                          1,815             941            714
        Amortization of bond costs                             1,168             971            873
        Amortization of unearned revenue                      (1,610)         (1,023)          (364)
        Income taxes reimbursable to affiliated
             companies                                                                        2,718
        Interest on loan to shareholder                          (95)            (77)           (95)
        Extraordinary gain from extinguishment
            of debt                                                             (686)        (1,036)
        Income taxes forgiven by affiliated companies                          1,480
        Gain on disposition of Automotive Magazine
            assets                                                           (30,657)
        Loss from disposal of property and
            equipment                                            725
        Changes in operating assets and liabilities
            Accounts receivable                                   94             895            581
            Inventories                                          439             135         (1,800)
            Other current assets                                 202           1,562           (422)
            Other assets                                      (1,564)          1,788           (807)
            Accounts payable, accrued expenses and
               other current liabilities                       3,366          (5,233)        (3,061)
            Accrued interest on Senior Secured Notes                                          2,763
            Income taxes payable                                (118)            765            (55)
            Deferred revenue                                   1,781             220            236
            Other long-term liabilities                                        1,150             73
                                                            --------        --------        -------
                                                               6,203         (27,769)           318
                                                            --------        --------        -------

         Net cash provided by (used in) operating
             activities                                        2,324          (7,882)         4,117
                                                            --------        --------        -------
Cash flows from investing activities
    Capital expenditures                                      (2,752)           (638)          (232)
    Proceeds from sale of Automotive Magazines                                35,000
    Proceeds from office relocation                            1,105
                                                            --------        --------        -------
         Net cash provided by (used in) investing
            activities                                        (1,647)         34,362           (232)
                                                            --------        --------        -------

                      General Media, Inc. and Subsidiaries

                             Year ended December 31,
                             (amounts in thousands)


                                                            1998            1999           2000
                                                         --------        --------        -------
Cash flows from financing activities
    Advance to affiliated companies                      $ (1,465)       $ (2,971)       $(2,911)
    Loan to shareholder                                      (158)                           (54)
    Deferred debt issuance costs                                                            (165)
    Purchase of Senior Secured Notes                                      (26,600)
    Repayments from affiliated companies                      470           2,118
    Repayment from shareholder                                                200             11
    Dividends paid                                           (400)
                                                         --------        --------        -------
         Net cash used in financing activities             (1,553)        (27,253)        (3,119)
                                                         --------        --------        -------
         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                            (876)           (773)           766
Cash and cash equivalents at beginning of year              7,308           6,432          5,659
                                                         --------        --------        -------
Cash and cash equivalents at end of year                 $  6,432        $  5,659        $ 6,425
                                                         ========        ========        =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                          $  8,720        $  6,996        $ 3,200
       Income taxes                                           118           1,120            236
Supplemental disclosures of cash flow information:
     Noncash repayment by affiliated companies           $    470                       $  1,800
     Exercise of warrants for stock not yet issued                                           173


The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     General Media, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of General Media International, Inc. ("GMI"), is a publishing and entertainment company engaged in the production and sale of men's magazines, various adult-oriented entertainment products, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services, and until March 1999, the production and sale of automotive magazines and an automotive television series. Penthouse is the most significant trademark of the Publishing segment and is used extensively in magazine publishing and foreign edition licensing. In December 1999, the Company launched a new magazine called Mind & Muscle Power ("Power") which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The Company's operations are located primarily in New York City, and the Company has a broad customer base.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     a.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                           December 31, 1999 and 2000


NOTE 1 (CONTINUED)

         Revenues from the sale of magazine subscriptions are recognized over the term of the subscriptions.

         Revenues from the sales of films and videocassettes are recognized in the period in which the product is shipped. Returns are generally not material. Revenues from product and trademark licensing are recorded in the period in which earned.

         Revenues from the sale of memberships to the Company's internet site are recognized over the term of the membership.

         Revenues from pay-per-call programs are recorded in the period in which the calls are made.

     c.  Inventories

         Paper and printing costs are valued at the lower of cost (first-in, first-out method) or market. Editorials and pictorials are valued at actual cost. Film and programming costs are the direct cost of production, less amounts amortized over the expected period of revenue, generally twelve to eighteen months from the film release date.

     d.  Works of Art and Other Collectibles

         Works of art and other collectibles are carried at lower of cost or estimated fair value. At December 31, 2000, all works of art and collectibles are recorded at cost.

     e.  Deferred Subscription Acquisition Costs

         The costs of acquiring subscriptions related to direct response marketing are deferred and amortized over the life of the subscriptions, generally twelve months. Amortization of these costs is done on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received.

     f.  Property and Equipment

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000



NOTE 1 (CONTINUED)

     g.  Cash Equivalents

         The Company considers its money market funds with an original maturity of three months or less to be cash equivalents.

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

     i.  Concentration of Credit Risk and Fair Value of Financial Instruments

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such balances generally exceed the FDIC insurance limit. Management of the Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributors and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates fair market value. Based upon the quoted market prices, the fair value of the Company's Senior Secured Notes was $44,200,000 and $39,000,000 as of December 31, 1999 and 2000,
         respectively.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 1 (CONTINUED)

         No customer of the Company accounted for more than ten percent of the Company's net revenues in 1998, 1999 or 2000, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

     j.  Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.  Reclassification of Prior Periods

         Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.


NOTE 2 - LIQUIDITY

     The Company sustained losses in prior years that have adversely affected the Company's liquidity. At December 31, 2000, current liabilities exceeded current assets by $9,726,000 and in addition the Company had a stockholder deficiency of $52,731,000.

     The Company's cash balance at December 31, 2000 was $6,425,000. In addition, the Company has successfully implemented several actions during the year ended December 31, 2000 to achieve profitability and improve cash flow. These actions have improved the profitability of the Company during the current year, resulting in income from operations of $11,837,000, net income of $3,799,000 and positive cash flows from operating activities of $4,117,000. Further actions are currently under way and planned for the future to continue the improvement in the Company's profitability and cash flow. However, there can be no assurance that the management will be successful in achieving the improvements desired or in maintaining the Company's current level of profitability.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 3 - SALE OF AUTOMOTIVE MAGAZINES

     On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc. ("GMAG"), to EMAP Petersen, Inc. ("EMAP") for $35,000,000 in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price was subject to an adjustment, that was determined to be $156,000, which is the amount that net working capital, as defined in the Asset Purchase Agreement, deviated from $1,500,000. The Company recorded an after-tax gain of approximately $27,000,000 on the sale.

     Under the Indenture, as referred to in Note 6, the Company had 180 days from the Closing Date to apply the net proceeds to an investment in another business or capital expenditure or other tangible or long-term assets in the same or similar line of business as the Company was engaged in on the date of the Indenture. To the extent that any net proceeds were not so applied, the remaining amount was to be deemed excess proceeds. Should the excess proceeds exceed $5,000,000, the Company is required to make an offer to all bondholders to purchase the maximum principal amount of notes plus accrued interest that may be purchased from the excess proceeds.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 3 (CONTINUED)

     The effect of this Offer was a reduction in Notes outstanding of $28,000,000, a reduction in interest expense in Fiscal 1999 of approximately $1,800,000, a net gain of $671,000 on the retirement of the Notes and a reduction in available cash of approximately $28,000,000. The gain of $671,000 net of income taxes of $15,000 has been reflected in the consolidated statements of operations as an extraordinary item.


NOTE 4 - INVENTORIES

     Inventories include the following at December 31:

                                                 1999         2000
                                                ------       ------
                                                   (in thousands)
Paper and printing                              $1,702       $3,432
Editorials and pictorials                        2,295        2,271
Film and programming costs                         526          620
                                                ------       ------
                                                $4,523       $6,323
                                                ======       ======


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, consist of:

                                                          1999            2000
                                                        --------        --------
                                                             (in thousands)
Furniture and equipment                                 $  6,364        $  6,253
Leasehold improvements                                     1,985           1,871
Computer hardware and software                             2,541           2,772
Other                                                         66              66
                                                        --------        --------
                                                          10,956          10,962
Accumulated depreciation and amortization                 (7,584)         (8,072)
                                                        --------        --------
                                                        $  3,372        $  2,890
                                                        ========        ========

     Depreciation and amortization expense on property and equipment was $1,198,000, $838,000 and $714,000 for the years ended December 31, 1998,
     1999 and 2000, respectively.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 6 - SENIOR SECURED NOTES

     On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. The Notes matured on December 31, 2000 and bore interest at 10-5/8% per annum, which was payable semiannually.

     The Company also issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. The Warrants came due on December 22, 2000. On December 22, 2000, 18,009 of Warrants were converted into 2,401 shares of the Company's Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants held by Noteholders was extended as part of the negotiations for the refinancing of the Notes. The exercise of the 18,009 Warrants has been recorded in the accompanying financial statements as a reduction in redeemable warrants and a contribution to capital of $173,000 as the stock certificates are in the process of being issued. The expiration of the 104,076 Warrants has been recorded in the accompanying financial statements as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000. At the time of issuance, the Company recorded the Warrants at fair value determined to be $1,841,000. Debt issuance costs, consisting of placement agent commissions, and professional and underwriters' fees totaling approximately $7,141,000 were amortized to interest expense over seven years.

     In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Senior Secured Notes, including 5,000 warrants, for a total cash price of $4,050,000. In May 1999, the Company repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000.

     The Notes were collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash and cash equivalents.

     The indenture under the Notes (the "Indenture") contained covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company not to exceed a minimum consolidated tangible net worth deficiency of $81,600,000 and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 6 (CONTINUED)

     Notes under the Indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt was severely limited by such covenants. As of December 31, 2000, the Company was in compliance with all such covenants.

     During the first three months of 2000, the Company made nonpermitted advances of approximately $1,005,000 to GMI that caused noncompliance with certain covenants of the Indenture. This amount was repaid on March 27, 2000 by a transfer of the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of $1,800,000 consisting of works of art and other collectibles. The remaining balance of $795,000 was applied against the outstanding receivable from GMI.

     On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any warrants held by Noteholders for new notes and preferred stock meeting certain specified terms and conditions.

     The remaining $493,000 of principal amount of notes that were not exchanged was retired by payments made to the holders on March 29, 2001.

     The new notes will mature on the third anniversary of the closing date of the refinancing. The new notes will bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company has pledged substantially all of its assets as collateral for the new notes.

     The preferred stock to be issued to exchanging Noteholders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year. The preferred stock may be optionally redeemed by the Company at a discount during

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 6 (CONTINUED)

     the first and second years following the Closing Date, at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the new notes are paid in full at or before the time of any redemption. In addition, the Company has paid a fee equal to 2% of the principal amount of the Notes held by Noteholders who agreed to the exchange offer (the "Consenting Holders"), and will reimburse the Consenting Holders for their legal fees and expenses in connection with the restructuring.


 NOTE 7 - INCOME TAXES

     The income tax provision for the year ended December 31 consists of:

                                                               1999          2000
                                                             -------        ------
                                                                  (in thousands)
Current
    Federal                                                   1,519        $1,580
    State                                                     1,871           673
    Foreign                                                                   (14)
                                                             ------        ------
                                                              3,390        $2,239
                                                             ======        ======

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                            1999          2000
                                                           ------        ------
Statutory Federal income tax rate                            34.0 %        34.0 %
State taxes, net of Federal income tax                        5.6           7.4
Net change in valuation allowance for deferred taxes          7.2           2.2
Utilization of Federal AMT credit carryforward                             (2.3)
Foreign tax refund                                                          (.3)
Utilization of net operating loss carryforwards             (31.8)
                                                            -----         -----
Effective tax rate                                           15.0 %         41.0 %
                                                            =====         =====

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 7 (CONTINUED)

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31, were as follows:

                                                                          1999          2000
                                                                        --------        -----
                                                                             (in thousands)
Deferred tax assets
    Allowance for doubtful accounts                                     $    449        $ 426
    Accrued bonuses                                                                       170
    Accrued severance                                                        280          130
    Federal alternative minimum tax ("AMT") credit
       carryforward                                                          275
    Contributions carryforwards                                              105
    State alternative minimum tax ("AMT") credit
       carryforward                                                          250
    Net operating loss carryforwards                                      32,857
                                                                         -------        -----
         Gross deferred tax asset                                         34,216          726
Deferred tax liabilities
    Depreciation                                                            (564)         (86)
    LIFO basis difference                                                    (71)
                                                                        --------        -----
         Gross deferred tax liability                                       (635)         (86)
                                                                        --------        -----
Valuation allowance                                                      (33,581)        (640)
                                                                        --------        -----
         Net deferred tax asset                                         $     --        $  --
                                                                        ========        =====

     The Company has established a full valuation allowance with respect to the future realization of net deferred tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income.

     The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 7 (CONTINUED)

     consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI beginning in the year in which the Company's Senior Secured Notes are paid to the extent that the Company utilizes the net operating losses ("NOL's") of GMI to reduce its income tax liabilities. At January 1, 2000, GMI had available for Federal income tax purposes NOL's aggregating approximately $90,005,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending 2005 to 2018. The Company's ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI's common stock or other changes in control, as defined in the Internal Revenue Code and related regulations. To the extent that the Company utilizes such NOL's, the Company is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had such NOL's not been available. The Company generated approximately $6,046,000 of taxable income for the year ended December 31, 2000. The amount of taxes that the Company would have paid to taxing authorities for the year ended December 31, 2000 had GMI's NOL's not been made available to the Company was approximately $2,718,000. This amount has been recorded in the accompanying financial statements as part of the income tax provision for the period and as a reduction of the amount due from affiliated companies. The income tax provision for the year ended December 31, 2000 consists of Federal income taxes of approximately $1,580,000 and state and local taxes of approximately $673,000, offset by a tax refund of $14,000 related to one of the Company's foreign subsidiaries. The extraordinary gain from the extinguishment of debt of $1,036,000 has been recorded in the accompanying financial statements net of Federal income taxes of approximately $352,000 and state and local taxes of approximately $113,000.

     The Internal Revenue Service has completed an audit of GMI's Federal income tax returns for the years ended 1986 through 1990. This audit resulted in a tax deficiency totaling $35,000 plus interest, which was paid in October 1999. As a result of the audit, the net operating loss carryforward was reduced by $95,600. GMI's Combined New York State Franchise Tax Returns for the years 1993 to 1996 are in the process of being audited by The New York State Department of Taxation and Finance. GMI's management does not expect a material adverse outcome from this audit. Subsequent years' Federal, New York State and other tax returns filed by GMI are subject to audit by governmental authorities.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     Litigation

     On January 23, 1997, the Company filed in the United States District Court for the Southern District of New York an action (the "Action") under the Racketeer Influenced and Corrupt Organizations Act ("RICO") alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997, DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30,000,000 in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998, the United States District Court granted DEC's motion for an arbitration, which is scheduled to begin in California in October 2001. The Company intends to vigorously defend itself during the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

     There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

     Leases

     The Company leases office space in several cities under operating leases expiring at various dates through March 2009. Rent expense under operating leases was $2,396,000, $1,956,000 and $1,821,000 during the years ended December 31, 1998, 1999 and 2000, respectively. Minimum lease commitments are set forth below:

          Year ending December 31,           (in thousands)
               2001                             $  1,856
               2002                                1,890
               2003                                1,869
               2004                                1,864
               2005                                1,896
               Thereafter                          6,167
                                                 -------
                                                 $15,542
                                                 =======

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 8 (CONTINUED)

     Letter of Credit

     In connection with the lease for its corporate office, the Company is required to maintain a standby letter of credit for approximately $1,485,000 for the purpose of collateralizing future lease payments. The letter of credit, which is collateralized by a similar balance in a restricted cash account included in rent security deposits, will be reduced annually in accordance with the lease agreement, but will be required to remain open throughout the life of the lease.

     Employee Benefit Plan

     The Company's employees may participate in a GMI-sponsored employee profit-sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1998, 1999 and 2000.


 NOTE 9 - UNEARNED REVENUE

     During 1994 and 1995, the Company received amounts aggregating $1,000,000 and $3,000,000, respectively, relating to two distribution agreements for the Company's products. The advance in 1994 of $1,000,000 represents an incentive to sign a ten-year agreement with a distributor covering the foreign distribution of the Company's magazines. The other advance, totaling $3,000,000, represents an incentive to sign a ten-year agreement with the distributor covering domestic distribution of the Company's magazines. These incentive advances are being recognized as revenue on a straight-line basis over the term of the related contract.

     During 1999, the Company received amounts aggregating $900,000 and $100,000, respectively, relating to two licensing agreements for domestic sales of the Company's digital video disc ("DVD") versions of its video products. The $900,000 advance represents an incentive to sign a seven-year agreement with a distributor covering domestic distribution of the DVD versions of the Company's video products. This advance is being recognized as revenue on a straight-line basis over the term of the agreement. The other advance, totaling $100,000, represents an incentive to sign a seven-year agreement with a distributor covering domestic distribution of the DVD version of a full-length movie owned by the Company. This advance is being recognized as revenue as the Company's products are sold through the distributor.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 9 (CONTINUED)

     During 2000, the Company received an advance in the amount of $500,000 which represents an incentive to sign a seven-year agreement with a distributor covering foreign distribution of the DVD versions of the Company's video products and worldwide distribution of the videocassette versions of the Company's video products. This advance is being recognized as revenue as the Company's products are sold through the distributor.


NOTE 10 - RELATED PARTIES

     Included in the accompanying statements of operations are allocated expenses for use by the Company of facilities owned by affiliated companies. Rent expense payable to affiliated companies was $523,000, $542,000 and $540,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     On November 26, 1993, the Company entered into a Property and Salary Allocation Agreement (the "Agreement") with GMI and an affiliate of GMI, which allows the Company to be charged for the cost of utilizing facilities owned by GMI and an affiliate of GMI. The charges are based upon an estimate of the portion of the executive offices used by the Company and the cost of utilizing comparable facilities as determined by the nonemployee members of the Board of Directors of the Company.

     The Agreement also allows for the Company to be charged for salaries of the Chairman of the Board and the previous Vice Chairman of the Board of the Company, which are paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

     On November 26, 1993, the Company entered into an Expense Allocation Agreement with GMI and its subsidiaries, which requires the Company to pay certain shared common indirect expenses. GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 1999 and 2000 was $2,996,000 and $1,389,000,
     respectively. The principal shareholder of GMI has guaranteed the repayment of these amounts. As discussed more fully in Note 6, on March 27, 2000, the Company received a payment of approximately $795,000 toward this balance through the transfer of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other collectibles.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 10 (CONTINUED)

     The Company has an unsecured loan receivable from an entity which is owned by GMI's principal shareholder. The loan amounted to $1,086,000 at December 31, 1999 and 2000. The loan is due on demand, bears no interest and is guaranteed by GMI's principal shareholder.

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

     The Company had $862,000 and $1,000,000 of loans receivable as of December 31, 1999 and 2000, respectively, from GMI's principal shareholder, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2001.

     Included in prepaid expenses and other current assets as of December 31, 2000 are $254,000 of receivables from KC Publishing, Inc., a company owned by the Company's President and Chief Operating Officer.


NOTE 11 - SEGMENT INFORMATION

     The Company is currently engaged in activities in two industry segments: publishing and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries and for use on various consumer products and services and until March 1999, the publication of four specialty automotive magazines: Four Wheeler, Stock Car Racing, Open Wheel, and Drag Racing Monthly (the "Automotive Magazines") and, until October 2000, the publication of Mind and Muscle Power Magazine. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, videocassettes, digital video discs, pay-per-view programming and the sale of memberships to the Company's internet site and advertising revenue from banners posted on the internet site.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999 and 2000


NOTE 11 (CONTINUED)

                                                               Corporate and
                                                 Entertain-     Reconciling
                                   Publishing       ment            Items      Consolidated
                                   ----------       ----            -----      ------------
                                                     (in thousands)
2000
    REVENUES FROM CUSTOMERS         $59,874       $16,127                      $  76,001
    DEPRECIATION AND AMORTIZATION       602           112                            714
    INCOME (LOSS) FROM OPERATIONS    14,424         9,888       $ (12,475)        11,837
    INTEREST EXPENSE                    461                         6,404          6,865
    SEGMENT PROFIT                   13,963         9,888         (18,384)         5,467
    EXTRAORDINARY GAIN, NET OF
      INCOME TAXES                                                    571            571
    SEGMENT ASSETS                   17,537         1,328          13,947         32,812
    CAPITAL EXPENDITURES                153            79                            232

1999
    Revenues from customers         $62,213       $16,598                      $  78,811
    Depreciation and amortization       664           277                            941
    Income (loss) from operations     5,594         8,389       $ (14,827)          (844)
    Interest expense                    300                         7,669          7,969
    Segment profit                   35,951         8,389         (21,734)        22,606
    Extraordinary gain, net of
      income taxes                                                    671            671
    Segment assets                   17,059         1,452          11,793         30,304
    Capital expenditures                610            28                            638

1998
    Revenues from customers         $87,503       $17,647                      $ 105,150
    Depreciation and amortization     1,533           282                          1,815
    Income (loss) from operations    13,754         9,743       $ (17,975)         5,522
    Interest expense                    240                         9,678          9,918
    Segment profit                   13,514         9,743         (27,136)        (3,879)
    Segment assets                   27,482         1,352          13,114         41,948
    Capital expenditures              2,570           182                          2,752

     The loss from operations in the Corporate and Reconciling Items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, and costs related to the operation of the corporate and executive offices. Corporate and reconciling items included in segment assets include all cash, deferred debt issuance costs, loan to shareholder and loan to affiliated company.

     The market for the Company's product is worldwide; however, over 90% of the Company's revenue is derived from U.S.-based sources.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES


In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated March 23, 2001 (except for Note 6, as to which the date is March 29, 2001), we have also audited Schedule II as of December 31, 1998, 1999 and 2000, and for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.



GRANT THORNTON LLP


New York, New York
March 23, 2001

                      General Media, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998
                             (amounts in thousands)


               Column A                           Column B               Column C                  Column D         Column E
               --------                          ---------               --------                  --------         --------
                                                                         Additions
                                                                 -------------------------
                                                                                Charged to
                                                 Balance at      Charged to        other                            Balance at
                                                  beginning      costs and       accounts -       Deductions -         end of
              Description                         of year         expenses        describe          describe            year
              -----------                        ----------       --------        --------          --------            ----
YEAR ENDED DECEMBER 31, 2000
    ALLOWANCE FOR DOUBTFUL ACCOUNTS                $1,122         $   427                           $   248 (a)        $1,301
                                                   ======          ======                            ======             =====

Year ended December 31, 1999
    Allowance for doubtful accounts                $  918         $   724                           $   520 (a)        $1,122
                                                   ======          ======                            ======             =====

Year ended December 31, 1998
    Allowance for doubtful accounts                $  951          $2,961                            $2,994 (a)       $   918
                                                   ======           =====                             =====            ======


 (a)  Accounts written off, net of recoveries.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


GENERAL MEDIA, INC.

By:     /s/ Robert C. Guccione                                                         March 30, 2001
        --------------------------------------------------------
        Robert C. Guccione,
        Chairman of the Board, Chief Executive Officer
        and Publisher
        (Principal Executive Officer)


By:     /s/ John D. Orlando                                                            March 30, 2001
        --------------------------------------------------------
        John D. Orlando,
        Senior Vice President-
        Chief Financial Officer
        (Principal Financial Officer and
        Principal Accounting Officer)

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

                Signature                                   Title                            Date
                ---------                                   -----                            ----
/s/ Robert C. Guccione              Chairman of the Board, Chief Executive              March 30, 2001
--------------------------          Officer, Publisher and Director
Robert C. Guccione

/s/ John C. Prebich                 President and Chief Operating                       March 30, 2001
----------------------------        Officer and Director
John C. Prebich

/s/ Nina Guccione                   Executive Vice President, Assistant                 March 30, 2001
--------------------------          Secretary and Director
Nina Guccione


/s/ John D. Orlando                 Senior Vice President- Chief Financial              March 30, 2001
--------------------------          Officer and Director
John D. Orlando


/s/ William F. Marlieb              Director                                            March 30, 2001
---------------------------
William F. Marlieb


/s/ John L. Decker                  Director                                            March 30, 2001
---------------------------
John L. Decker


/s/ Phyllis Schwebel                Director                                            March 30, 2001
---------------------------
Phyllis Schwebel


/s/ Jerry Siano                     Director                                            March 30, 2001
---------------------------
Jerry Siano

                                  EXHIBIT INDEX


                Exhibit                                                                        Sequential
                   No.              Description                                                 Numbering
                -------             -----------                                                 ---------
                  *3.1--   Certificate of Incorporation of the Company, filed
                           with the Secretary of State of Delaware on November
                           9, 1993.

                  *3.2--   By-Laws of the Company.

                   3.3-- Amended And Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on March 29, 2001.

                  *4.1-- Indenture, dated as of December 21, 1993, between the Company and IBJ Schroder Bank & Trust Company, as trustee ("Trustee"), containing, as exhibits, specimens of Series A Notes and Series B Notes.

                  *4.2--   Registration Rights Agreement, dated as of
                           December 21, 1993, between the Company and the Underwriters.

                  *4.3-- Security Agreement, dated December 21, 1993, between the Company and Trustee.

                  *4.4-- Pledge Agreement, dated December 21, 1993, between the Company and Trustee.

                  *4.5--   Copyright Security Agreement, dated December 21,
                           1993, between the Company and Trustee.

                  *4.6--   Trademark Security Agreement, dated December 21,
                           1993, between the Company and Trustee.

                   4.7--   First Supplemental Indenture, dated as of May,
                           1999, among the Company, each of the Subsidiary
                           Guarantors and IBJ Whitehall Bank & Trust, as trustee.

                   4.8--   Second Supplemental Indenture, dated as of March
                           29, 2001, among the Company, each of the Subsidiary
                           Guarantors and The Bank Of New York, as trustee, containing, as exhibits, specimens of Series C Notes.

                   4.9--   Registration Rights Agreement, dated as of March
                           29, 2001, between the Company and the holders of the Company's Class A Preferred Stock.

                  4.10--   Amendment To Security Agreement, dated as of March
                           29, 2001, among the Company, each of the Subsidiary
                           Grantors and The Bank Of New York, as collateral agent.




                 Exhibit                                                                        Sequential
                    No.              Description                                                 Numbering
                 -------             -----------                                                 ---------
                +*10.1--   Distribution Agreement, dated September 19, 1977,
                           among Curtis Circulation, Penthouse International,
                           Ltd., Forum International, Ltd., Viva International,
                           Ltd., Penthouse Photo World, Ltd. and Penthouse
                           Poster Press, Ltd.; Amendment No. 1, undated;
                           Amendment No. 2, dated September 8, 1982; Amendment
                           No. 3, dated March 18, 1985; and Amendment No. 4,
                           dated February 1, 1986.

                +*10.2--   Printing Agreement, dated April 30, 1980, between
                           Penthouse International, Ltd. and Meredith
                           Corporation (to print Penthouse); Amendment, dated
                           October 23, 1986; Addendum #8, dated November 7,
                           1986; Amendment, dated December 8, 1986; Addendum, dated March 20, 1987; Amendment, dated November 3,
                           1987; Addendum, dated March 15, 1990; Addendum, dated
                           June 15, 1990; and Amendment and Extension, dated
                           September 1, 1992.

                +*10.3--   Printing Agreement, dated May 13, 1987, between
                           Penthouse International, Ltd. and Meredith/Burda (to print Girls of Penthouse); Addendum, dated March 15,
                           1990; Addendum, dated June 15, 1990; and Amendment and Extension, dated September 1, 1992.

                +*10.4--   Printing Agreement, dated July 20, 1993, among Hot
                           Talk Publications, Ltd., Penthouse Letters, Ltd.,
                           General Media International, Inc. and R.R. Donnelley
                           & Sons Co. (to print Hot Talk and Penthouse Letters).

                 *10.5-- Warrant Agreement, dated December 21, 1993, between the Company and Trustee.

                 *10.6--   Properties and Salary Allocation Agreement, dated
                           December 21, 1993, among the Company, GMI and Locusts on the Hudson River Corp.

                 *10.7--   Expense Allocation Agreement, dated December 21,
                           1993, between the Company, GMI and the Other GMI
                           Subsidiaries.

                 *10.8--   Tax Sharing and Indemnification Agreement, dated
                           December 21, 1993, among the Company, GMI and the
                           Other GMI Subsidiaries.

                Exhibit                                                                        Sequential
                   No.              Description                                                 Numbering
                -------             -----------                                                 ---------
                +10.9--    Circulation Subscription Fulfillment Services
                           Agreement, dated September 15, 1994, between Palm
                           Coast Data, Ltd., Penthouse International, Ltd., Omni
                           Publications International, Ltd., Longevity
                           International, Ltd., Four Wheeler Publishing, Ltd.,
                           Stock Car Racing Publications, Inc., Open Wheel
                           Publications, Inc., Super Stock Publications, Inc.,
                           Forum International, Ltd. and Variations Publishing
                           International, Ltd.; Amendment, dated September 16,
                           1994 (incorporated by reference to Exhibit 10.14 to
                           the Company's Annual Report on Form 10-K for the year
                           ended December 31, 1994).

                +10.12--   Amendment and Extension by and among R.R. Donnelly &
                           Sons and General Media International, Inc., General
                           Media, Inc., General Media Communications, Inc. And
                           General Media Automotive Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended September
                           30, 1997).

                +10.13--   Printing Contract between Access Printing and General
                           Media Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1998).

                 10.14--   Agreement of Lease between M393 Associates LLC and
                           General Media, Inc. (incorporated by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30, 1998).

                 10.15--   Asset Sale and Purchase Agreement between EMAP
                           Petersen, Inc. and General Media Automotive Group,
                           Inc. dated as of February 9, 1999 (incorporated by reference to Exhibit 10.21 to the Company's Current
                           Report on Form 8-K dated March 2, 1999).

                 12.1--    Computation of ratio of earnings to fixed charges.

                 21.1--    Subsidiaries of the Company.


----------

* Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.