Form 10-Q
period 2001-03-31
GENERAL MEDIA INC
filed 2001-05-15
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the
                         Securities Exchange Act of 1934


                                                               Commission
For the Quarterly Period Ended March 31, 2001                  File No. 33-76716


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

                                 (212) 702-6000
    -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes   X       No
                         --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 15, 2001
              -----                          ---------------------------
Common stock, $.01 par value                            477,401

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
PART I-FINANCIAL INFORMATION

        Item 1.  Financial Statements                                            3

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                     11

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk     19

PART II- OTHER INFORMATION

        Item 1.  Legal Proceedings                                              19

        Item 2.  Changes in Securities and Use of Proceeds                      19

        Item 3.  Defaults Upon Senior Securities                                20

        Item 4.  Submission of Matters to a Vote
                 of Security Holders                                            N/A

        Item 5.  Other Information                                              N/A

        Item 6.  Exhibits and Reports on Form 8-K                               20

        Signatures                                                              21

ITEM 1. FINANCIAL STATEMENTS


                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ------------------------------
                                                                             2000                 2001
                                                                           --------             --------
NET REVENUES                                                               $ 18,896             $ 17,599
                                                                           --------             --------

OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                       7,464                6,076
      Online-direct costs                                                       143                  155
      Entertainment- direct costs                                               158                  107
      Selling, general and administrative                                     8,258                7,719
      Rent expense from affiliated companies                                    135                  147
      Depreciation and amortization                                             213                  154
                                                                           --------             --------

                            Total operating costs and expenses               16,371               14,358
                                                                           --------             --------

                             Income from operations                           2,525                3,241
                                                                           --------             --------

OTHER INCOME (EXPENSE)
      Debt restructuring expenses (Note 5)                                                        (9,453)
      Interest expense                                                       (1,697)              (2,069)
      Interest income                                                           126                  103
                                                                           --------             --------
                             Total other income (expense), net               (1,571)             (11,419)
                                                                           --------             --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                 954               (8,178)

      Provision for income taxes                                                375                  511
                                                                           --------             --------

      Net income (loss)                                                         579               (8,689)


Accumulated deficit-beginning of period                                     (59,606)             (55,807)
                                                                           --------             --------

Accumulated deficit-end of period                                          ($59,027)            ($64,496)
                                                                           ========             ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                 DECEMBER 31,          MARCH 31,
                                                                                     2000                2001
                                                                                   --------            --------
                                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                    $  6,425            $  4,845
       Accounts receivable, net of allowance
          for doubtful accounts                                                        6,220               2,994
       Inventories                                                                     6,323               5,954
       Prepaid expenses and other current assets                                       1,896               1,608
       Due from affiliated companies                                                   1,389               2,288
       Loan to shareholder                                                             1,000               1,027
                                                                                    --------            --------

                                          TOTAL CURRENT ASSETS                        23,253              18,716

WORKS OF ART AND OTHER COLLECTIBLES                                                    2,270               2,270

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                                    2,890               2,784

OTHER ASSETS
       Rent security deposits                                                          1,562               1,568
       Deferred subscription acquisition costs, net                                      690               1,287
       Loan to affiliated company                                                      1,086               1,086
       Deferred debt issuance costs, net                                                 165
       Other                                                                             896               1,062
                                                                                    --------            --------

                                                                                       4,399               5,003
                                                                                    --------            --------

                                                                                    $ 32,812            $ 28,773
                                                                                    ========            ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
       Current maturities of Senior Secured Notes                                   $  2,943            $  3,700
       Accounts payable                                                                9,799               9,532
       Deferred  revenue                                                              10,151               9,888
       Accrued interest - Senior Secured Notes                                         2,763               1,950
       Other liabilities and accrued expenses                                          7,323               6,301
                                                                                    --------            --------

                                          TOTAL CURRENT LIABILITIES                   32,979              31,371

SENIOR SECURED NOTES, LESS CURRENT MATURITIES                                         49,057              47,807

UNEARNED REVENUE                                                                       1,702               1,613

OTHER NON-CURRENT LIABILITIES                                                          1,223               1,202

CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                         8,200

REDEEMABLE WARRANTS                                                                      582

STOCKHOLDERS' DEFICIENCY
       Common stock, $.01 par value; 1,000,000
          shares; issued and outstanding, 477,401 shares                                   5                   5
       Capital in excess of par value                                                  3,071               3,071
       Accumulated deficit                                                           (55,807)            (64,496)
                                                                                    --------            --------

                                                                                     (52,731)            (61,420)
                                                                                    --------            --------

                                                                                    $ 32,812            $ 28,773
                                                                                    ========            ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ----------------------------
                                                                                  2000                2001
                                                                                 -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $   579             ($8,689)
Adjustments to reconcile net income to
cash provided by (used in) operating activities
Depreciation and amortization                                                        213                 154
Debt restructuring expenses                                                                            9,453
Amortization of bond costs                                                           219
Amortization of unearned revenue                                                     (77)                (89)
Income taxes reimbursable to affiliated companies                                    375                 511
Interest on loan to shareholder                                                      (24)                (27)
Changes in operating assets and liabilities
    Accounts receivable                                                            2,629               3,226
    Inventories                                                                     (289)                369
    Other current assets                                                             231                 288
    Other assets                                                                     151                (769)
    Accounts payable, accrued expenses and
       other current liabilities                                                    (446)             (1,265)
    Accrued interest on Senior Secured Notes                                       1,381                (813)
    Income taxes payable                                                            (147)                (24)
    Deferred revenue                                                                (249)               (263)
    Other long-term liabilities                                                      (46)                (21)
                                                                                 -------             -------

                                                                                   3,921              10,730
                                                                                 -------             -------

     Net cash provided by operations                                               4,500               2,041
                                                                                 -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                 (98)                (48)
                                                                                 -------             -------

     Net cash used in investing activities                                           (98)                (48)
                                                                                 -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs                                                                                   (1,670)
Advance to affiliated companies                                                   (1,815)             (1,410)
Repayment of Senior Secured Notes                                                                       (493)
                                                                                 -------             -------
     Net cash used in financing activities                                        (1,815)             (3,573)
                                                                                 -------             -------

     Net increase (decrease) in cash and cash equivalents                          2,587              (1,580)

Cash and cash equivalents at beginning of period                                   5,659               6,425
                                                                                 -------             -------

Cash and cash equivalents at end of period                                       $ 8,246             $ 4,845
                                                                                 =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
          Interest                                                               $    60             $ 2,896
          Income taxes                                                                 9                  24

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Noncash issuance of mandatorily redeemable convertible
    preferred stock                                                                                  $ 8,200
Noncash expiration of redeemable common stock warrants                                                   582
Noncash repayment by affiliated companies                                        $ 1,800

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PREPARATION

General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. (the "Company"). On March 29, 2001 the Company also issued 10,000 shares of mandatorily redeemable convertible preferred stock (See
Note 6). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The balance sheet information for December 31, 2000 has been derived from the audited financial statements at that date.


2.   INVENTORIES

Inventories consist of the following:

                                        December 31,            March 31,
                                           2000                   2001
                                         -------- In  Thousands --------
Paper and printing                        $ 3,432                $ 2,689
Editorials and pictorial                    2,271                  2,404
Film and programming costs                    620                    861
                                          -------                -------
                                          $ 6,323                $ 5,954
                                          =======                =======


3.   Management Charge

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs which principally relate to office space. These allocations are based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts are reasonable.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.   SENIOR SECURED NOTES

On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. In July 1995, the Company repurchased $5,000,000 face amount of its outstanding Notes, including 5,000 warrants, for cash of $4,050,000. In May 1999, the Company repurchased $28,000,000 face amount of its outstanding Notes for cash of $26,600,000. The remaining Notes matured on December 31, 2000 and bore interest at 10-5/8% per annum, which was payable semiannually.

As part of the original issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. The Warrants came due on December 22, 2000. On December 22, 2000, 18,009 of the Warrants were converted into 2,401 shares of the Company's Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants held by holders of the Notes was extended as part of the negotiations for refinancing the Notes. The exercise of the 18,009 Warrants were recorded in December 2000 as a reduction in redeemable warrants and a contribution to capital of $173,000. The expiration of the 104,076 Warrants has been recorded in the financial statements in December 2000 as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000. At the time of issuance, the Company recorded the Warrants at fair value.

The Notes were collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash equivalents.

The indenture under the Notes (the "Indenture") contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a minimum consolidated tangible net worth deficiency of $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, who are guarantors of the Senior Secured Notes under the indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of March 31, 2001, the Company was in compliance with all such covenants.

During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the indenture. This amount was repaid in full with interest on March 27, 2000 by a transfer of the outstanding stock of a subsidiary of GMI, whose net assets have an appraised value of $1,800,000 consisting of works of art and other collectibles. The remaining balance of $795,000, was applied against the outstanding receivable from GMI.

On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.   (CONTINUED)

agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") (See Note 6) meeting certain specified terms and conditions. The remaining $493,000 of principal amount of Notes that were not exchanged was retired by payments made to the holders on March 29, 2001.

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3,700,000 during the first year following the Closing Date to a total of $6,500,000 in the second year following the Closing Date and $4,600,000 in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Indenture was amended to reflect the above mentioned payments and to reflect the March 29, 2004 maturity of the Series C Notes.

5.   DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 4 above, the Company recorded debt restructuring expenses of $9,453,000 consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $143,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $662,000 and the fair market value of 10,000 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 6 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

6.   MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 29, 2001, the Company issued 10,000 shares of Preferred Stock to the Consenting Holders at a fair market value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at it's liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

The Preferred Stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date at redemption prices of $4,000,000 if redeemed in the first six months, $6,000,000 thereafter in the first year and $10,000,000 in the second year, and may be optionally redeemed at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption.

7.   INCOME TAXES

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI for years beginning with the year ended December 31, 2000 to the extent that the Company utilizes the net operating losses ("NOL's") of GMI

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

7.   (CONTINUED)

to reduce its income tax liabilities. At January 1, 2001, GMI had available for Federal income tax purposes NOL's aggregating approximately $88,030,000, which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These NOL's expire in tax years 2005 to 2018. To the extent that the Company utilizes such NOL's, the Company is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had such NOL's not been available. The Company generated approximately $1.3 million of taxable income for the first three months of 2001. The amount of taxes that the Company would have paid for the three months ended March 31, 2001 had GMI's NOL's not been made available to the Company was approximately $0.5 million. This amount has been recorded in the accompanying financial statements as the income tax provision for the period and as a reduction of the amount due from affiliated companies. The income tax provision for the three months ended March 31, 2001 consists of federal income taxes of approximately $0.5 million and state income taxes of approximately $43,000.

8.   CONTINGENCIES

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

9.   SEGMENT INFORMATION

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries and for use on various consumer products and services, and until October 2000, the publication of Mind and Muscle Power Magazine. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site") and advertising revenue from banners posted on the Internet Site. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.   (CONTINUED)

                                                                                                       Corporate
                                                                                                           and
                                                           Publishing       Online    Entertainment    reconciling      Consolidated
                                                                                                          items
                                                         ----------------------------( in thousands)--------------------------------
Three Months Ended
March 31, 2001
 Revenues from customers                                      $13,572        $3,083        $944                              $17,599
 Depreciation and amortization                                    125            20           9                                  154
 Income (loss) from operations                                  3,750         2,093         602           (3,204)              3,241
 Debt restructuring expenses                                                                                9,453              9,453
 Interest expense                                                 119                                       1,950              2,069
 Segment profit (loss)                                          3,631         2,093         602          (14,504)            (8,178)
 Segment assets                                                14,015           295       1,329            13,134             28,773

 Capital expenditures                                              32            16                                               48

Three Months Ended
March 31, 2000
 Revenues from customers                                      $14,789        $3,048      $1,059                              $18,896
 Depreciation and amortization                                    185            19           9                                  213
 Income (loss) from operations                                  3,120         1,958         620           (3,173)              2,525
 Interest expense                                                  98                                       1,599              1,697
 Segment profit (loss)                                          3,022         1,958         620           (4,646)                954
 Segment assets                                                12,922           185       1,064            17,167             31,338
 Capital expenditures                                              86            12                                               98


The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense, interest income and, in 2001, debt restructuring expenses resulting in the segment profit (loss) shown. Corporate and reconciling items included in segment assets include all cash, deferred debt issuance costs, loan to shareholder and loan to affiliated company.

The market for the Company's products is worldwide; however 90% of the Company's revenue is derived from U.S.-based sources.

No customer of the Company accounted for more than ten percent of the Company's net revenue during the three months ended March 31, 2001 and 2000, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

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

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. In December 1999, the Company launched Mind & Muscle Power ("Power") magazine which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The online segment is engaged in the sale of memberships to the Company's Internet Site and advertising revenue from banners posted on the Internet Site. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay- per-call telephone lines, video cassettes, DVD's and pay-per-view programming,

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 2001 VS. 2000)

The Company's revenues were $17.6 million for the three months ended March 31, 2001, compared to revenues of $18.9 million for the three months ended March 31, 2000, a decrease of $1.3 million. Newsstand revenues were $8.9 million and $9.9 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $1.0 million. Newsstand revenues from Mens Magazines were $8.9 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.7 million. Power magazine accounted for $0.3 million of newsstand revenues for the three months ended March 31, 2000. Advertising revenues were $2.1 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.3 million. Advertising revenues from Mens Magazines were $2.1 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.2 million. Power magazine accounted for $0.1 million of advertising revenues for the three months ended March 31, 2000. Subscription revenues were $1.9 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $0.2 million. The increase in subscription revenues is attributable to the Mens Magazines. Revenues for the Online Segment were $3.1 million and $3.0 million for the three months ended March 31, 2001 and 2000, an increase of $0.1 million. Revenues for the Entertainment Segment were $0.9 million for the three months ended March 31, 2001, compared to revenues of $1.0 million for the three months ended March 31, 2000. Revenues from the Company's video business were $0.7 million for both the three months ended March 31, 2001 and 2000, respectively. Revenues from the Company's pay-per-call business were $0.2 million and $0.3 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.1 million.

Income from operations was $3.2 million for the three months ended March 31, 2001, compared to $2.5 million for the three months ended March 31, 2000. Income from operations was impacted by:

- an increase in the newsstand cover price of Penthouse, Penthouse Letters and Variations Magazine,

-    an increase in the subscription price of Penthouse Magazine,

- decreased production costs as a result of a decrease in the number of newsstand copies printed, the price of paper and the number of pages per issue,

-    increased revenues from advertising banners on the Company's Internet Site,

- decreased selling, general and administrative expenses due to decreased retail distribution allowance expense, public relations expense, bank charges, insurance expense, and

- reduced salary and benefit expenses caused by a reduction in the number of employees as a result of restructuring the Company's operations.


Other income (expense) was $(11.4) million for the three months ended March 31, 2001 compared to net other income (expense) of $(1.6) million for the three months ended March 31, 2000. Included in other income (expense) are debt restructuring expenses of $9.5 million for the three months ended March 31, 2001 related to the refinancing of the Company's Notes on March 29, 2001 (See Note 4 of the Notes To Condensed Consolidated Financial Statements). Other income (expense) also includes interest expense of $2.1 million for the three months ended March 31, 2001, compared to interest expense of $1.7 million for the three months ended March 31, 2000, an increase of $0.4 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new interest rate went into effect on January 1, 2001. Included in interest expense for the three months ended March 31, 2000 are amortized debt issuance costs and discounts of $0.2 million.

As a result of the above discussed factors, net loss before provision for income taxes for the three months ended March 31, 2001 was $8.2 million, compared to net income of $1.0 million for the three months ended March 31, 2000.

The net revenues and income from operations of the Company were (in millions):

                                                                                                 Income (loss)
                                                             Net Revenue                        from operations
                                                    ------------------------             ------------------------
                                                            Three Months                         Three Months
                                                              March 31,                            March 31,
                                                    ------------------------             ------------------------
                                                      2000               2001              2000              2001
                                                      ----               ----              ----              ----
Publishing Segment                                  $  14.8            $  13.6            $  3.1           $  3.7
Online Segment                                          3.0                3.1               2.0              2.1
Entertainment Segment                                   1.1                0.9               0.6              0.6
                                                    -------            -------            ------           ------
                                                    $  18.9            $  17.6            $  5.7           $  6.4
Corporate Administrative Expenses                                                           (3.2)            (3.2)
                                                    -------            -------            ------           ------
                                                    $  18.9            $  17.6            $  2.5           $  3.2
                                                    =======            =======            ======           ======

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                                                Income (loss)
                                                           Net Revenues                        from operations
                                                     --------------------------             ------------------------
                                                           Three Months                          Three Months
                                                             March  31,                            March 31,
                                                     --------------------------             ------------------------
                                                       2000               2001               2000              2001
                                                     -------            -------             ------            ------
Penthouse Magazine and
   the Affiliate Publications                        $  13.8            $  13.1             $  2.7            $  3.3
Foreign edition licensing                                0.6                0.5                0.5               0.4
Power Magazine                                           0.4                                  (0.1)
                                                     -------            -------             ------            ------
                                                     $  14.8            $  13.6             $  3.1            $  3.7
                                                     =======            =======             ======            ======



PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $13.1 million and $13.8 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.7 million. Newsstand revenue was $8.9 million and $9.6 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.7 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse Magazine. Advertising revenue was $2.1 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.2 million. The decrease in advertising revenue is primarily attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine partially offset by an increase in the number of ad pages sold in this publication. Subscription revenue was $1.9 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $0.2 million due primarily to an increase in the net revenue per copy sold of Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions over the past eighteen months as old subscriptions expire and they are replaced by new subscriptions taken out at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Publishing-production, distribution and editorial expenses were $6.1 million and $7.3 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $1.2 million. Paper costs were $2.2 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.7 million. Print costs were $2.2 million for the three months ended March 31, 2001, compared to $2.5 million for the three months ended March 31, 2000, a decrease of $0.3 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper and a decrease in the number of pages per issue. Distribution costs were $1.1 million for the three months ended March 31, 2001 and 2000 respectively. Editorial costs were $0.6 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.2 million.

Selling, general and administrative expenses were $3.6 million for the three months ended March 31, 2001, compared to $3.9 million for the three months ended March 31, 2000, a decrease of $0.3 million. The decrease is primarily due to a decrease in retail distribution allowance expense of $0.4 million, salary expense of $0.1 million and public relations expense of $0.1 million, partially offset by an increase in bad debt expense of $0.3 million during the three months ending March 31, 2001.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.5 million and $0.6 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $0.1 million for both the three months ended March 31, 2001 and 2000.

POWER MAGAZINE

Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $0.4 million for the three months ended March 31, 2000, consisting of newsstand and subscription revenues of $0.3 million and advertising revenues of $0.1 million.

Publishing production, distribution and editorial expenses were $0.2 million for the three months ended March 31, 2000.

Selling, general and administrative expenses were $0.2 million for the three months ended March 31, 2000.

ONLINE SEGMENT

Revenues for the Online Segment were $3.1 million for the three months ended March 31, 2001, compared to $3.0 million for the three months ended March 31, 2000, an increase of $0.1 million. The increase is primarily due to an increase in advertising revenue from banners on the Internet Site of $0.4 million, partially offset by a decrease in the sale of memberships to the Internet Site of $0.3 million during the three months ended March 31, 2001. The Company experienced a decline in new members due to weakness in the U.S. economy during the three months ended March 31, 2001 and due to its use of more aggressive credit card validation methods in order to comply with Visa and MasterCard's more stringent requirements regarding chargeback levels. Memberships were also impacted by the decision of American Express to withdraw from the adult entertainment business, which eliminated one possible payment option for customers. To offset this decline the Company has intensified its effort to attract more advertisers to the Internet Site, which has resulted in increased advertising revenue during the three months ended March 31, 2001 and has implemented more varied pricing plans to attract new members and retain existing members.

Direct Costs were $0.2 million for the three months ended March 31, 2001, compared to $0.1 million for the three months ended March 31, 2000, an increase of $0.1 million. The increase is primarily attributable to increased costs for content purchased for the Internet Site.

Selling, general and administrative expenses were $0.8 million for the three months ended March 31, 2001, compared to $0.9 million for the three months ended March 31, 2000, a decrease of $0.1 million. This decrease is primarily attributable to decreased bank charges of $0.1 million and a decrease in web hosting charges of $0.1 million, partially offset by increased salaries of $0.1 million.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.9 million for the three months ended March 31, 2001, compared to $1.0 million for the three months ended March 31, 2000, a decrease of $0.1 million. The Company's video business revenues were $0.7 million for both the three months ended March 31, 2001 and March 31, 2000. Revenues from the Company's pay-per-call business were $0.2 million and $0.3 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $0.1 million. Revenue for the three months ended March 31, 2001 was lower due to lower billable minutes.

Direct costs were $0.1 million for three months ended March 31, 2001, compared to $0.2 million for the three months ended March 31, 2000, a decrease of $0.1 million. The decrease was primarily due to a decrease in duplication costs for video products sold during the three months ended March 31, 2001.

Selling, general and administrative expenses were $0.2 million for the three months ended March 31, 2001, compared to $0.3 million for the three months ended March 31, 2000, an decrease of $0.1 million. The decrease was primarily attributable to decreased bad debt expenses and consulting fees during the three months ended March 31, 2001.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $3.2 million for both the three months ended March 31, 2001 and 2000.

RENT EXPENSE FROM AFFILIATED COMPANY

Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for both the three months ended March 31, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $4.8 million in cash and cash equivalents at March 31, 2001, compared to $6.4 million at December 31, 2000. The decrease in cash and cash equivalents during the three months ended March 31, 2001, resulted from cash flows used in financing activities of $3.6 million and cash flows used in investing activities of $48,000, partially offset by cash flows provided by operating activities of $2.0 million.

Cash flows from  operating activities

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2001, compared to net cash provided by operating activities of $4.5 million for the three months ended March 31, 2000. Net cash provided by operating activities for the three months ended March 31, 2001 was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor and decreased paper inventory levels, partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors, increased spending on subscription acquisition drives in the first quarter of 2001 and the payment of interest on the Notes during the first quarter of 2001. The net cash provided by operating activities for the three months ended March 31, 2000 was primarily the result of income from operations for the period after adjusting for the effect of non-cash items, the timing of advance payments from the Company's newsstand distributor and improved collections of accounts receivable, partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors and by higher paper inventory levels due to an increase in the price of paper and the timing of paper purchases related to the printing of the Canadian editions of the Company's magazines.

The Company normally experiences a decrease in its accounts receivable in the first quarter of each year because of the timing of advance payments with respect to the January and February issues of Penthouse Magazine. The advance for the January issue of Penthouse Magazine is received in the early part of January of each year. In addition the Company receives the advance for its February issue at the end of January each year. As a result two advances are received in January with respect to Penthouse while none is received in the previous December. This results in an increase in accounts receivable at the end of the year and a decrease in the first quarter of each year. The Company received advances of $2.2 million and $2.4 million in January of 2001 and 2000, respectively which are included as part of accounts receivable at December 31 of 2000 and 1999. In December of 2000 the Company also recorded a receivable of approximately $1.2 million due to higher than normal sales of the December 2000 issue of Penthouse Magazine which featured a well known personality. This receivable was received in January 2001 as a second advance payment. The timing of the receipt of these advances and second payments is reflected in the Company's Condensed Consolidated Statements of Cash Flows as cash provided by a change in accounts receivable for the first quarter of each year and is reflected on the Company's Condensed Consolidated Balance Sheets as a decrease in the accounts receivable balance during the current period.

The Company also increased its spending on subscription acquisition drives during the three months ended March 31, 2001. The Company did not conduct a subscription acquisition drive during the three months ended March 31, 2000. Included in the change in other assets for the three months ended March 31, 2001 on the Condensed Consolidated Statements of Cash Flow is $0.6 million of expenses for subscription acquisition drives in the three months ended March 31, 2001. The expenses for the subscription acquisition drives also resulted in an increase in deferred subscription acquisition costs, net as reflected on the Company's Condensed Consolidated Balance Sheets as of March 31, 2001.

The Company paid $2.8 million of interest on its Notes during the three months ended March 31, 2001 compared with no interest payments during the three months ended March 31, 2000. This change is due to the fact that while the bi-annual interest payment under the Notes came due on December 31, 1999 and 2000, since December 31, 2000 was a Sunday, the payment was not required to be made until January 2001 and consequently fell into the first quarter of 2001. This is reflected on the balance sheet for December 31, 2000 as an accrual of interest on Senior Secured Notes and the payment made in the first quarter of 2001 resulted in the reduction in the accrual of interest on Senior Secured Notes that appears in Condensed Consolidated Statements of Cash Flows for the first three months ended March 31, 2001.

Cash flows from investing activities

Net cash used in investing activities was $48,000 for the three months ended March 31, 2001, compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2000. The cash used in investing activities for the three months ended March 31, 2001 and 2000 was the result of capital expenditures made during the respective periods.

Cash flows from financing activities

Cash flows used in financing activities were $3.6 million for the three months ended March 31, 2001, compared to cash flows used in financing activities of $1.8 million for the three months ended March 31, 2000. Cash used in financing activities for the three months ended March 31, 2001 was primarily the result of the payment of debt issuance costs of $1.7 million relating to the refinancing of the Company's Series C Notes (See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements), advances of $1.4 million to GMI during the three months ended March 31, 2001 and the repayment of $0.5 million of principal amount of the Notes. Cash used in financing activities for the three months ended March 31, 2000 was primarily the result of $1.8 million of advances to GMI during the period. GMI repaid $0.5 million of advances to GMI during the three months ended March 31, 2001 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 7 of the Notes to Condensed Consolidated Financial Statements). Affiliated company advances at March 31, 2001 increased $0.9 million from December 31, 2000 as a result of these advances and repayments. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The management of the Company believes that GMI and its subsidiaries have sufficient net assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. At March 31, 2001, the Company has a loan outstanding to the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2001.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

 Future outlook

The Company's cash balance was $4.8 million at March 31, 2001, compared to $6.4 million at December 31, 2000. During the three months ended March 31, 2001 the company provided $2.0 million in cash flows from operating activities. However, at March 31, 2001, current liabilities exceeded current assets by approximately $12.7 million and the Company had a stockholders deficiency of $64.5 million.

The Company's Series B Notes totaling $52.0 million matured on December 31, 2000. On March 29, 2001 the Company exchanged $51.5 million of principal amount of Series B Notes and any warrants held by exchanging noteholders for Series C Notes and Preferred Stock meeting certain specified terms and conditions.

The remaining $0.5 million of principal amount of Series B Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Preferred Stock carries a liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at it's liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

The Preferred Stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption. The Company has paid a fee of approximately $1,030,000 to Consenting Holders, has reimbursed the Consenting Holders for their legal fees and expenses of approximately $143,000 and has incurred legal fees and expenses of $662,000 for its own lawyers and representatives in connection with the refinancing.

In the event that the Company is unable to make the payments required, the trustee under the Indenture could assume control over the Company and substantially all its assets including its registered trademarks. Should the Company be forced to cease operations and liquidate its assets, it would most likely be unable to recover the full carrying amount of the assets shown on the balance sheet.

The Company has undertaken several actions which improved its profitability during the three months ended March 31, 2001, resulting in income from operations of $3.2 million and positive cash flows from operating activities of $2.0 million. Further actions are currently under way and planned for the future to improve the Company's profitability and cash flow. However, there can be no assurance that the management will be successful in achieving the improvements desired.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact of an increasingly competitive environment for advertising sales and the impact of competition from other content and merchandise providers; and (g) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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


ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's Series B Notes totaling $52.0 million matured on December 31, 2000. On March 29, 2001 the Company exchanged $51.5 million of principal amount of Series B Notes and any warrants held by exchanging noteholders for Series C Notes and Preferred Stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of Series B Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Indenture governing the rights of the holders of the Series C Notes has been modified to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property (after payment of existing debt obligations thereon) and on any proceeds to the Company from payment on split dollar life insurance on the life of the Company's principal beneficial owner.

The Preferred Stock carries a liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at it's liquidation preference including the "paid-in-kind" dividends at the end of the fifth year. The Preferred Stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date at redemption prices of $4 million if redeemed in the first six months, $6 million thereafter in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums of 110%, 115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption. The Company has paid a fee of approximately $1,030,000 to Consenting Holders, has reimbursed the Consenting Holders for their legal fees and expenses of approximately $143,000 and has incurred legal fees and expenses of $662,000 for its own lawyers and representatives in connection with the restructuring.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

On December 31, 2000 the Company defaulted in the payment of principal due on maturity of the Series B Notes referred to in Item 2, above. In connection with the issuance of the Series C Notes on March 29, 2001 such default was waived.


ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

   (a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

   (b)              Reports on Form 8-K.

                    On January 4, 2001, the Company filed a report on Form 8-K, concerning the refinancing of the Company's outstanding public debt.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        General Media, Inc.
                                         (Registrant)


Dated: May 15, 2001            By:   /s/ John D. Orlando
                                   ---------------------------------------------
                                                 Signature

                                        John D. Orlando
                                        Senior Vice President-Chief Financial
                                        Officer

                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)