Form 10-Q
period 2001-06-30
GENERAL MEDIA INC
filed 2001-08-14
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


                                                          Commission
For the Quarterly Period Ended June 30, 2001              File No. 33-76716
                               -------------                       --------

                               General Media, Inc.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          Delaware                                   13-3750988
---------------------------------                    ----------------------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification Number)

11 Penn Plaza, New York, NY                          10001
---------------------------------                    ----------------------
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


                           Yes   X          No
                              --------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at August 14, 2001
          -----                          ------------------------------
Common stock, $.01 par value                       477,401

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----


PART I-FINANCIAL INFORMATION
----------------------------
         Item 1.  Financial Statements                                                3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                         12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         24

PART II- OTHER INFORMATION
--------------------------
         Item 1.  Legal Proceedings                                                  25

         Item 2.  Changes in Securities and Use of Proceeds                         N/A

         Item 3.  Defaults Upon Senior Securities                                   N/A

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                               N/A

         Item 5.  Other Information                                                 N/A

         Item 6.  Exhibits and Reports on Form 8-K                                   25

         Signatures                                                                  26

ITEM 1. FINANCIAL STATEMENTS


                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                  -------------------------------------------------
                                                                                         2000                          2001
                                                                                  -------------------           -------------------

NET REVENUES                                                                                  37,542                        34,492
                                                                                  -------------------           -------------------

OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                                       15,014                        12,072
      Entertainment- direct costs                                                                632                           511
      Selling, general and administrative                                                     15,877                        15,053
      Rent expense from affiliated companies                                                     271                           341
      Depreciation and amortization                                                              397                           304
                                                                                  -------------------           -------------------

                            Total operating costs and expenses                                32,191                        28,281
                                                                                  -------------------           -------------------

                             Income from operations                                            5,351                         6,211
                                                                                  -------------------           -------------------

OTHER INCOME (EXPENSE)
      Debt restructuring expenses (Note 5)                                                                                  (9,524)
      Interest expense                                                                        (3,423)                       (4,093)
      Interest income                                                                            262                           172
                                                                                  -------------------           -------------------

                             Total other income (expense), net                                (3,161)                      (13,445)
                                                                                  -------------------           -------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                                2,190                        (7,234)

      Provision (credit) for income taxes                                                        806                           376
                                                                                  -------------------           -------------------

      Net income (loss)                                                                        1,384                        (7,610)


Accumulated deficit-beginning of period                                                      (59,606)                      (55,807)
                                                                                  -------------------           -------------------

Accumulated deficit-end of period                                                           ($58,222)                     ($63,417)
                                                                                  ===================           ===================

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                  -----------------------------------------
                                                                                        2000                    2001
                                                                                  -----------------       -----------------

NET REVENUES                                                                                18,646                  16,893
                                                                                  -----------------       -----------------

OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                                      7,550                   5,996
      Entertainment- direct costs                                                              331                     249
      Selling, general and administrative                                                    7,619                   7,334
      Rent expense from affiliated companies                                                   136                     194
      Depreciation and amortization                                                            184                     150
                                                                                  -----------------       -----------------

                            Total operating costs and expenses                              15,820                  13,923
                                                                                  -----------------       -----------------

                             Income from operations                                          2,826                   2,970
                                                                                  -----------------       -----------------

OTHER INCOME (EXPENSE)
      Debt restructuring expenses (Note 5)                                                                             (71)
      Interest expense                                                                      (1,726)                 (2,024)
      Interest income                                                                          136                      69
                                                                                  -----------------       -----------------

                             Total other income (expense), net                              (1,590)                 (2,026)
                                                                                  -----------------       -----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                              1,236                     944

      Provision (credit) for income taxes                                                      431                    (135)
                                                                                  -----------------       -----------------

      Net income (loss)                                                                        805                   1,079


Accumulated deficit-beginning of period                                                    (59,027)                (64,496)
                                                                                  -----------------       -----------------

Accumulated deficit-end of period                                                         ($58,222)               ($63,417)
                                                                                  =================       =================

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                               DECEMBER 31,                JUNE 30,
                                                                                   2000                      2001
                                                                          -----------------------  --------------------------
                                                                                                          (UNAUDITED)
                                      ASSETS
                                      ------
CURRENT ASSETS
--------------
        Cash and cash equivalents                                                         $6,425                      $4,879
        Accounts receivable, net of allowance
           for doubtful accounts                                                           6,220                       3,432
        Inventories                                                                        6,323                       5,458
        Prepaid expenses and other current assets                                          1,896                       1,335
        Due from affiliated companies                                                      1,389                       3,550
        Loan to shareholder                                                                1,000                       1,055
                                                                          -----------------------  --------------------------

                                      TOTAL CURRENT ASSETS                                23,253                      19,709

WORKS OF ART AND OTHER COLLECTABLES                                                        2,270                       2,270

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                                        2,890                       2,686

OTHER ASSETS
------------
        Rent security deposits                                                             1,562                       1,491
        Deferred subscription aquisition costs, net                                          690                       1,087
        Deferred debt issuance costs, net                                                    165
        Loan to affiliated company                                                         1,086                       1,086
        Other                                                                                896                       1,042
                                                                          -----------------------  --------------------------

                                                                                           4,399                       4,706
                                                                          -----------------------  --------------------------

                                                                                         $32,812                     $29,371
                                                                          =======================  ==========================


                                      LIABILITIES AND STOCKHOLDER DEFICIENCY
                                      --------------------------------------
CURRENT LIABILITIES
-------------------
        Current maturities of Senior Secured Notes                                        $2,943                      $4,300
        Accounts payable                                                                   9,799                      10,338
        Deferred  revenue                                                                 10,151                       9,590
        Accrued Interest - Senior Secured Notes                                            2,763                       1,906
        Other liabilities and accrued expenses                                             7,323                       6,170
                                                                          -----------------------  --------------------------

                                      TOTAL CURRENT LIABILITIES                           32,979                      32,304


SENIOR SECURED NOTES, LESS CURRENT MATURITY                                               49,057                      46,507

UNEARNED REVENUE                                                                           1,702                       1,520

OTHER NON-CURRENT LIABILITIES                                                              1,223                       1,180

CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                                     8,621

REDEEMABLE WARRANTS                                                                          582


STOCKHOLDER DEFICIENCY
----------------------
        Common stock, $.01 par value; 1,000,000
           shares; issued and outstanding, 477,401 shares                                      5                           5
        Capital in excess of par value                                                     3,071                       2,651
        Accumulated deficit                                                              (55,807)                    (63,417)
                                                                          -----------------------  --------------------------

                                                                                         (52,731)                    (60,761)
                                                                          -----------------------  --------------------------

                                                                                         $32,812                     $29,371
                                                                          =======================  ==========================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                               ---------------------------------------------
                                                                                      2000                       2001
                                                                               -------------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                                          $1,384                   ($7,610)
Adjustments to reconcile net income to
      cash provided by (used in) operating activities

      Depreciation and amortization                                                           397                       304
      Debt restructuring cost                                                                                         9,524
      Amortization of unearned revenue                                                       (136)                     (182)
      Interest on loan to shareholder                                                         (47)                      (55)
      Amortization of bond costs                                                              437
      Income taxes reimbursable to affiliated companies                                       806                       376
      Change in operating assets and liabilities
        Accounts Receivable                                                                 3,051                     2,788
        Inventories                                                                          (125)                      865
        Other current assets                                                                 (207)                      561
        Other assets                                                                          131                      (307)
        Accounts payable, accrued expenses and other
             current liabilities                                                           (2,876)                     (590)
        Accrued interest on Senior Secured Notes                                                                       (856)
        Income taxes payable                                                                 (157)                      (25)
        Deferred revenue                                                                   (1,160)                     (561)
        Other long term liabilities                                                           (92)                      (43)
                                                                               -------------------         -----------------

           Net cash provided by operations                                                  1,406                     4,189
                                                                               -------------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

      Capital expenditures                                                                   (170)                     (100)
                                                                               -------------------         -----------------

           Net cash used in investing activities                                             (170)                     (100)
                                                                               -------------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Advances to affiliated companies                                                     (1,979)                   (2,537)
      Debt issuance costs                                                                                            (1,905)
      Repayment of Senior Secured Notes                                                                              (1,193)
      Loan to shareholder                                                                     (55)
                                                                               -------------------         -----------------

           Net cash used in financing activities                                           (2,034)                   (5,635)
                                                                               -------------------         -----------------

           Net decrease in cash and cash equivalents                                         (798)                   (1,546)

Cash and cash equivalents at beginning of period                                            5,659                     6,425
                                                                               -------------------         -----------------

Cash and cash equivalents at end of period                                                 $4,861                    $4,879
                                                                               ===================         =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
      Cash paid during the period for:
                Interest                                                                   $2,916                    $4,924
                Income taxes                                                                  157                        25

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------
      Noncash repayment by affiliate companies                                             $1,800
      Noncash issuance of mandatorily redeemable convertible
          preferred stock                                                                                            $8,200
      Noncash expiration of redeemable common stock warrants                                                            582
      Noncash "paid in kind" dividends on mandatorily redeemable
         preferred stock                                                                                                339
      Noncash accretion of mandatorily redeemable preferred
         stock to liquidation preference                                                                                 82

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


2.       INVENTORIES

Inventories consist of the following:

                                                              December 31,           June 30,
                                                                  2000                 2001
                                                              ------------          ----------
                                                               -------- In  Thousands --------

Paper and printing                                               $ 3,432              $ 2,104
Editorials and pictorial                                           2,271                2,426
Film and programming costs                                           620                  928
                                                              -----------          -----------
                                                                 $ 6,323              $ 5,458
                                                              ===========          ===========

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

As part of the original issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. On December 22, 2000, 18,009 of the Warrants were converted into 2,401 shares of the Company's Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants held by holders of the Notes was extended as part of the negotiations for refinancing the Notes. The exercise of the 18,009 Warrants was recorded in December 2000 as a reduction in redeemable warrants and a contribution to capital of $173,000. The expiration of the 104,076 Warrants was recorded in the financial statements in December 2000 as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000. At the time of issuance, the Company recorded the Warrants at fair value.

The Notes were collateralized by a first priority security interest in all intellectual property rights (including copyrights and trademarks) and substantially all other intangible and tangible assets of the Company, other than accounts receivable, inventory and cash equivalents.

The indenture under the Notes (the "Indenture") contains covenants which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, are permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. As of June 30, 2001, the Company was in compliance with all such covenants.

During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the indenture. This amount was repaid in full with interest on March 27, 2000 by a transfer of the outstanding stock of a subsidiary of GMI whose net assets, consisting of works of art and other collectibles, had an appraised value of $1,800,000 at the time of transfer. The remaining balance of $795,000 was applied against the outstanding receivable from GMI.

On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.       (CONTINUED)

"Preferred Stock") with a liquidation preference of $10,000,000 (See Note 6) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged was retired by payments made to the holders on March 29, 2001.

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3,700,000 during the first year following the Closing Date to a total of $6,500,000 in the second year following the Closing Date and $4,600,000 in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company made an amortization payment of $700,000 during the first six months of 2001. The Indenture was amended to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property (after payment of existing debt obligations thereon) and on any proceeds to the Company from payment on split dollar life insurance on the life of the Company's principal beneficial owner.

5.         DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 4 above, the Company recorded debt restructuring expenses of $9,524,000 consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $143,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $733,000 and the fair market value of 10,000 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 6 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

6.         MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 29, 2001, the Company issued 10,000 shares of Preferred Stock to the Consenting Holders at a fair market value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

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

The fair market value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. For the six months ended June 30, 2001, the Company recorded $82,000 of such accretion. For the six months ended June 30, 2001, the Company also recorded "paid-in-kind" dividends of approximately $339,000. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

7.         INCOME TAXES

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI for years beginning with the year ended December 31, 2000 to the extent that the Company utilizes the net operating losses ("NOL's") of GMI to reduce its income tax liabilities. At January 1, 2001, GMI had available for Federal income tax purposes NOL's aggregating approximately $88,030,000, which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These NOL's expire in tax years 2005 to 2018. To the extent that the Company utilizes such NOL's, the Company is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had such NOL's not been available. The Company generated approximately $939,000 of taxable income for the first six months of 2001. The amount of taxes that the Company would have paid for the six months ended June 30, 2001 had GMI's NOL's not been made available to the Company was approximately $376,000. This amount has been recorded in the accompanying financial statements as the income tax provision for the period and as a reduction of the amount due from affiliated companies. The income tax provision for the six months ended June 30, 2001 consists of federal income taxes of approximately $344,000 and state income taxes of approximately $32,000.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


8.       (CONTINUED)

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.       (CONTINUED)


                                                                                       Corporate
                                                                                          and
                                                                                      reconciling
                                           Publishing   Online       Entertainment        items        Consolidated

                                           --------------------------( in thousands)--------------------------------

SIX MONTHS ENDED
JUNE 30, 2001

 REVENUES FROM CUSTOMERS                      $27,128     $5,542             $1,822                          $34,492

 DEPRECIATION AND AMORTIZATION                    250         41                 13                              304

 INCOME (LOSS) FROM OPERATIONS                  7,878      3,412              1,169        (6,248)             6,211

 DEBT RESTRUCTURING EXPENSES                                                                 9,524             9,524

 INTEREST EXPENSE                                 216                                        3,877             4,093

 SEGMENT PROFIT (LOSS)                          7,662      3,412              1,169       (19,477)           (7,234)

 SEGMENT ASSETS                                12,065        386              1,547         15,373            29,371

 CAPITAL EXPENDITURES                              47         53                                                 100



Six Months Ended
June 30, 2000

 Revenues from customers                      $28,514     $6,798             $2,230                          $37,542

 Depreciation and amortization                    341         37                 19                              397

 Income (loss) from operations                  6,030      4,556              1,355        (6,590)             5,351

 Interest expense                                 227                                       3,196              3,423

 Segment profit (loss)                          5,803      4,556              1,355        (9,524)             2,190

 Segment assets                                12,967        230              1,152         12,994            27,343

 Capital expenditures                             131         39                                                 170


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

No customer of the Company accounted for more than ten percent of the Company's net revenue during the six months ended June 30, 2001 and 2000, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

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

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. In December 1999, the Company launched Mind & Muscle Power ("Power") magazine which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The online segment is engaged in the sale of memberships to the Company's Internet Site and advertising revenue from banners posted on the Internet Site. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, video cassettes, DVD's and pay-per-view programming,

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE  30, 2001 VS. 2000)

The Company's revenues were $16.9 million for the three months ended June 30, 2001, compared to revenues of $18.6 million for the three months ended June 30, 2000, a decrease of $1.7 million. Newsstand revenues were $8.7 million and $8.8 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million. Advertising revenues were $2.2 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. This decrease is attributable to the suspension of publication of Power Magazine. Advertising revenues from Mens Magazines were $2.2 million for both the three months ended June 30, 2001 and 2000. Subscription revenues were $1.8 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million. The increase in subscription revenues is attributable to the Mens Magazines. Revenues for the Online Segment were $2.4 million and $3.7 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $1.3 million. Revenues for the Entertainment segment were $0.9 million and $1.2 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.3 million. Revenues from the Company's video business were $0.7 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $0.2 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million.

Income from operations was $3.0 million for the three months ended June 30, 2001, compared to $2.8 million for the three months ended June 30, 2000, an increase of $0.2 million. Income from operations for the three months ended June 30, 2001 was impacted by:

- decreased production costs as a result of a decrease in the number of newsstand copies printed, the price of paper and the number of pages per issue,

-        an increase in the subscription price of Penthouse magazine,

- a decrease in the number of copies of Mens Magazines sold, partially offset by an increase in the newsstand cover price of Penthouse, Penthouse Letters and Variations magazines,

-        decreased revenues from the online and entertainment segments.

Other income (expense) was $(2.0) million for the three months ended June 30, 2001 compared to net other income (expense) of $(1.6) million for the three months ended June 30, 2000. Included in other income (expense) is interest expense of $2.0 million for the three months ended June 30, 2001, compared to interest expense of $1.7 million for the three months ended June 31, 2000, an increase of $0.3 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new interest rate went into effect on January 1, 2001. Included in interest expense for the three months ended June 30, 2000 are amortized debt issuance costs and discounts of $0.2 million. Other income (expense) also includes debt restructuring expenses of $0.1 million for the three months ended June 30, 2001 related to the refinancing of the Company's Notes on March 29, 2001 (See Note 5 of the Notes To Condensed Consolidated Financial Statements).

As a result of the above discussed factors, net income before provision for income taxes for the three months ended June 30, 2001 was $0.9 million, compared to net income of $1.2 million for the three months ended June 30, 2000, a decrease of $0.3 million.

The net revenues and income from operations of the Company were (in millions):

                                                                         Income (loss)
                                                     Net Revenue        from operations
                                                     -----------        ---------------
                                                     Three Months         Three Months
                                                       June 30,             June 30,
                                                       --------             --------
                                                    2000       2001       2000     2001
                                                    ----       ----       ----     ----

Publishing Segment                                 $13.7      $13.6       $2.9     $4.1
Online Segment                                       3.7        2.4        2.6      1.3
Entertainment Segment                                1.2        0.9        0.7      0.6
                                                     ---        ---        ---      ---
                                                   $18.6      $16.9       $6.2     $6.0
Corporate Administrative Expenses                                         (3.4)    (3.0)
                                                   -----     ------      -----    -----
                                                   $18.6      $16.9       $2.8     $3.0
                                                   =====     ======      =====     ====

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):


                                                                         Income (loss)
                                                     Net Revenues       from operations
                                                     ------------       ---------------
                                                     Three Months         Three Months
                                                       June  30,            June 30,
                                                       ---------            --------
                                                    2000       2001       2000     2001
                                                    ----       ----       ----     ----
Penthouse Magazine and
   the Affiliate Publications                      $12.9      $13.0       $2.9     $3.6
Foreign edition licensing                            0.5        0.6        0.4      0.5
Power Magazine                                       0.3                  (0.4)
                                                   -----      -----       ----     ----
                                                   $13.7      $13.6       $2.9     $4.1
                                                   =====      =====       ====     ====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $13.0 million and $12.9 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million. Newsstand revenue was $8.7 million and $8.8 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse, Penthouse Letters and Variations magazines. Advertising revenue was $2.2 million for both the three months ended June 30, 2001 and 2000, respectively. Subscription revenue was $1.8 million and $1.7 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million. The increase is due to an increase in the net revenue per copy sold of Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions over the past six quarters as old subscriptions expire and they are replaced by new subscriptions sold at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Publishing-production, distribution and editorial expenses were $6.0 million and $7.1 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $1.1 million. Paper costs were $2.1 million and $2.8 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.7 million. Print costs were $2.2 million for the three months ended June 30, 2001, compared to $2.4 million for the three months ended June 30, 2000, a decrease of $0.2 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper and a decrease in the number of pages per issue. Distribution costs were $1.0 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million. Editorial costs were $0.7 million and $0.8 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $3.3 million and $3.0 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.3 million. The increase is primarily due to an increase in subscription acquisition expense of $0.3 million, retail distribution allowance expense of $0.2 million and fulfillment expenses of $0.1 million, partially offset by decreased salary expense of $0.2 million and promotional expenses of $0.1 million during the three months ending June 30, 2001.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.6 million and $0.5 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million.

Selling, general and administrative expenses were $0.1 million for both the three months ended June 30, 2001 and 2000.

POWER MAGAZINE

Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $0.3 million for the three months ended June 30, 2000, primarily consisting of advertising revenues.

Publishing production, distribution and editorial expenses were $0.5 million for the three months ended June 30, 2000.

Selling, general and administrative expenses were $0.2 million for the three months ended June 30, 2000.

ONLINE SEGMENT

Revenues for the Online Segment were $2.4 million for the three months ended June 30, 2001, compared to $3.7 million for the three months ended June 30, 2000, a decrease of $1.3 million. The decrease is primarily due to a decrease in the sale of memberships to the Internet Site of $1.7 million, partially offset by an increase in advertising revenues from banners in the Internet Site of $0.3 million and online store revenue of $0.1 million during the three months ended June 30, 2001. The Company experienced a decline in new members due to weakness in the U.S. economy during the three months ended June 30, 2001 and due to its use of more aggressive credit card validation methods in order to comply with Visa's more stringent requirements regarding chargeback levels. To offset this decline the Company has intensified its effort to attract more advertisers to the Internet Site, which has resulted in increased advertising revenue during the three months ended June 30, 2001 and has implemented more varied pricing plans to attract new members and retain existing members.

Direct Costs were $0.1 million for the three months ended June 30, 2001, compared to $0.2 million for the three months ended June 30, 2000, a decrease of $0.1 million. The decrease is primarily attributable to decreased costs for content purchased for the Internet Site.

Selling, general and administrative expenses were $1.0 million for both the three months ended June 30, 2001 and 2000.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.9 million for the three months ended June 30, 2001, compared to $1.2 million for the three months ended June 30, 2000, a decrease of $0.3 million. The Company's video business revenues were $0.7 million and $0.9 million for the for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. Revenue for the three months ended June 30, 2001 was lower because the Company re-released many of its older movies on DVD format during the prior year causing sales to be higher during the prior period. Revenues from the Company's pay-per-call business were $0.2 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million due to lower billable minutes.

Direct costs were $0.1 million for both the three months ended June 30, 2001 and 2000.

Selling, general and administrative expenses were $0.1 million and $0.3 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. The decrease was primarily attributable to lower salaries, commissions expenses and bad debt expense during the three months ended June 30, 2001.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $3.0 million and $3.4 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $0.4 million. The decrease is primarily attributable to lower salary expense during the three months ended June 30, 2001.

RENT EXPENSE FROM AFFILIATED COMPANY

Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.2 million and $0.1 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE  30, 2001 VS. 2000)

The Company's revenues were $34.5 million for the six months ended June 30, 2001, compared to revenues of $37.5 million for the six months ended June 30, 2000, a decrease of $3.0 million. Newsstand revenues were $17.6 million and $18.7 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $1.1 million. Of this decrease, $0.3 million is due to the suspension of publication of Power Magazine. Newsstand revenues from Mens Magazines were $17.6 million and $18.4 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.8 million. Advertising revenues were $4.3 million and $4.8 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.5 million. Of this decrease, $0.4 million is due to the suspension of publication of Power Magazine. Advertising revenues from Mens Magazines were $4.3 million and $4.4 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million. Subscription revenues were $3.7 million and $3.4 million for the six months ended June 30, 2001 and 2000, respectively, an increase of $0.3 million. The increase in subscription revenues is attributable to the Mens Magazines. Revenues for the Online Segment were $5.5 million and $6.8 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $1.3 million. Revenues for the Entertainment segment were $1.8 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.4 million. Revenues from the Company's video business were $1.4 million and $1.6 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million.

Income from operations was $6.2 million for the six months ended June 30, 2001, compared to $5.4 million for the six months ended June 30, 2000, an increase of $0.8 million. Income from operations for the six months ended June 30, 2001 was impacted by:

- decreased production costs as a result of a decrease in the number of newsstand copies printed, the price of paper and the number of pages per issue,

-        an additional special "Black Label" issue of Girls of Penthouse,

-        an increase in the subscription price of Penthouse magazine,

- decreased selling, general and administrative expenses due to decreased insurance expense, retail distribution allowance expense, web hosting charges, bank charges, salary expense and commissions, partially offset by increased bad debts expense and subscription acquisition expense,

-        decreased revenues from the online and entertainment segments,

- a decrease in the number of copies of Mens Magazines sold, partially offset by an increase in the newsstand cover price of Penthouse, Penthouse Letters and Variations magazines.

Other income (expense) was $(13.4) million for the six months ended June 30, 2001 compared to net other income (expense) of $(3.2) million for the six months ended June 30, 2000. Included in other income (expense) are debt restructuring expenses of $9.5 million for the six months ended June 30, 2001 related to the refinancing of the Company's Notes on March 29, 2001 (See Note 5 of the Notes To Condensed Consolidated Financial Statements). Other income (expense) also includes interest expense of $4.1 million for the six months ended June 30, 2001, compared to interest expense of $3.4 million for the six months ended June 30, 2000, an increase of $0.7 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new interest rate went into effect on January 1, 2001. Included in interest expense for the six months ended June 30, 2000 are amortized debt issuance costs and discounts of $0.4 million.

As a result of the above discussed factors, net loss before provision for income taxes for the six months ended June 30, 2001 was $7.2 million, compared to net income of $2.2 million for the six months ended June 30, 2000.

The net revenues and income from operations of the Company were (in millions):

                                                                          Income (loss)
                                                     Net Revenue         from operations
                                                     -----------         ---------------
                                                      Six Months           Six Months
                                                       June 30,              June 30
                                                       --------              -------
                                                    2000       2001       2000     2001
                                                    ----       ----       ----     ----

Publishing Segment                                 $28.5      $27.1       $6.0    $ 7.9
Online Segment                                       6.8        5.6        4.6      3.4
Entertainment Segment                                2.2        1.8        1.3      1.2
                                                   -----      -----      -----    -----
                                                   $37.5      $34.5      $11.9    $12.5
Corporate Administrative Expenses                                         (6.5)    (6.3)
                                                   -----      -----      -----    -----
                                                   $37.5      $34.5       $5.4     $6.2
                                                   =====      =====      =====    =====

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                          Income (loss)
                                                     Net Revenues        from operations
                                                     ------------        ---------------
                                                      Six Months           Six Months
                                                       June  30,             June 30,
                                                       ---------            --------
                                                    2000       2001       2000     2001
                                                    ----       ----       ----     ----
Penthouse Magazine and
   the Affiliate Publications                      $26.9      $26.1       $5.7     $7.1
Foreign edition licensing                            1.0        1.0        0.8      0.8
Power Magazine                                       0.6                  (0.5)
                                                   -----      -----       ----     ----
                                                   $28.5      $27.1       $6.0     $7.9
                                                   =====      =====       ====     ====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $26.1 million and $26.9 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.8 million. Newsstand revenue was $17.7 million and $18.4 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.7 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse, Penthouse Letters and Variations magazines. Advertising revenue was $4.3 million and $4.4 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million. The decrease is due to a decrease in the average rate per page of advertising pages sold in Penthouse magazine, partially offset by an increase in the number of ad pages sold in this publication. Subscription revenue was $3.7 million and $3.4 million for the six months ended June 30, 2001and 2000, respectively, an increase of $0.3 million. The increase is due to an increase in the net revenue per copy sold of Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions over the past six quarters as old subscriptions expire and they are replaced by new subscriptions sold at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Publishing-production, distribution and editorial expenses were $12.1 million and $14.3 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $2.2 million. Paper costs were $4.4 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $1.3 million. Print costs were $4.3 million for the six months ended June 30, 2001, compared to $4.9 million for the six months ended June 30, 2000, a decrease of $0.6 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper and a decrease in the number of pages per issue. Distribution costs were $2.1 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. Editorial costs were $1.3 million and $1.6 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.3 million.

Selling, general and administrative expenses were $7.0 million and $6.9 million for the six months ended June 30, 2001 and 2000, respectively, an increase of $0.1 million. The increase is primarily due to increased bad debt expenses of $0.7 million consisting of a reserve against amounts due from an affiliate and from subscription agents, and increased subscription expense of $0.4 million, partially offset by decreases in insurance expense of $0.4 million, retail distribution allowance expenses of $0.2 million, salary expense of $0.2 million, legal expense of $0.1 million and commissions expense of $0.1 million during the six months ending June 30, 2001.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $1.0 million for both the six months ended June 30, 2001 and 2000.

Selling, general and administrative expenses were $0.2 million for both the six months ended June 30, 2001 and 2000.

POWER MAGAZINE

Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $0.6 million for the six months ended June 30, 2000, consisting of newsstand revenues of $0.3 million and advertising revenues of $0.3 million respectively.

Publishing production, distribution and editorial expenses were $0.7 million for the six months ended June 30, 2000.

Selling, general and administrative expenses were $0.4 million for the six months ended June 30, 2000.

ONLINE SEGMENT

Revenues for the Online Segment were $5.6 million for the six months ended June 30, 2001, compared to $6.8 million for the six months ended June 30, 2000, a decrease of $1.2 million. The decrease is primarily due to a decrease in the sale of memberships to the Internet Site of $1.8 million, partially offset by an increase in advertising revenues from banners in the internet site of $0.4 million and online store revenue of $0.2 million during the six months ended June 30, 2001. The Company experienced a decline in new members due to weakness in the U.S. economy during the six months ended June 30, 2001 and due to its use of more aggressive credit card validation methods in order to comply with Visa's more stringent requirements regarding chargeback levels. To offset this decline the Company has intensified its effort to attract more advertisers to the Internet Site, which has resulted in increased advertising revenue during the six months ended June 30, 2001 and has implemented more varied pricing plans to attract new members and retain existing members.

Direct Costs were $0.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

Selling, general and administrative expenses were $1.9 million for both the six months ended June 30, 2001 and June 30, 2000.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $1.8 million for the six months ended June 30, 2001, compared to $2.2 million for the six months ended June 30, 2000, a decrease of $0.4 million. The Company's video business revenues were $1.4 million and $1.6 million for the six months ended June 30, 2001 and 2000, respectvely, a decrease of $0.2 million. Revenues for the six months ended June 30, 2001 were lower because the Company re-released many of its older movies on DVD format during the prior year causing sales to be higher during the prior period. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. Revenue for the six months ended June 30, 2001 was lower due to lower billable minutes.

Direct costs were $0.2 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $0.4 million and $0.6 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. The decrease was primarily attributable to decreased bad debt expense of $0.1 million and commission expense of $0.1 million during the six months ended June 30, 2001.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $6.3 million and $6.5 million for the six months ended June 30, 2001 and 2000, respectively, a decrease of $0.2 million. This decrease is primarily due to lower salary expense during the six months ended June 30, 2001.

RENT EXPENSE FROM AFFILIATED COMPANY
Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.3 million for both the six months ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $4.9 million in cash and cash equivalents at June 30, 2001, compared to $6.4 million at December 31, 2000. The decrease in cash and cash equivalents during the six months ended June 30, 2001, resulted from cash flows used in financing activities of $5.6 million and cash flows used in investing activities of $0.1 million, partially offset by cash flows provided by operating activities of $4.2 million.

   Cash flows from operating activities

   Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2001, compared to net cash provided by operating activities of $1.4 million for the six months ended June 30, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor, lower paper inventory levels and decreased production expenses as a result of a decrease in the number of newsstand copies printed and a decrease in the number of pages per issue. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Notes during the first six months of 2001. The net cash provided by operating activities for the six months ended June 30, 2000 was primarily the result of income from operations for the period after adjusting for the effect of non-cash items, the timing of advance payments from the Company's newsstand distributor and improved collections of accounts receivable. This was partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors and by higher paper inventory levels due to an increase in the price of paper and the timing of paper purchases related to the printing of the Canadian editions of the Company's magazines.

   The Company normally experiences a decrease in its accounts receivable in the first half of each year because of the timing of advance payments with respect to the January and February issues of Penthouse Magazine. The advance for the January issue of Penthouse Magazine, which goes on sale in December, is received in the early part of January of each year. In addition the Company receives the advance for its February issue at the end of January each year. As a result two advances are received in January with respect to Penthouse while none is received in the previous December. This results in an increase in accounts receivable at the end of the year and a decrease in the first quarter of each year. The Company received advances of $2.2 million and $2.4 million in January of 2001 and 2000, respectively which are included as part of accounts receivable at December 31 of 2000 and 1999. In December of 2000 the Company also recorded a receivable of approximately $1.2 million due to higher than normal sales of the December 2000 issue of Penthouse Magazine which featured a well known personality. This receivable was paid in January 2001 as a second advance payment. The timing of the receipt of these advances and second payments is reflected in the Company's Condensed Consolidated Statements of Cash Flows as cash provided by a change in accounts receivable for the first half of each year and is reflected on the Company's Condensed Consolidated Balance Sheets as a decrease in the accounts receivable balance during the current period.

   The Company also increased its spending on subscription acquisition drives during the six months ended June 30, 2001. Included in the change in other assets on the Condensed Consolidated Statements of Cash Flow is $0.8 million of expenses for subscription acquisition drives in the six months ended June 30, 2001, compared to $0.2 million for the six months ended June 30, 2000. The expenses for the subscription acquisition drives also resulted in an increase in deferred subscription acquisition costs, net as reflected on the Company's Condensed Consolidated Balance Sheets as of June 30, 2001.

   The Company paid $4.7 million of interest on its Notes during the six months ended June 30, 2001 compared with $2.8 million during the six months ended June 30, 2000. This change is due to changes in the rate and the timing of interest payments of the Company's Notes. The Series C Notes require quarterly payments of 15% interest as opposed to the bi-annual interest payments of 10-5/8% interest required under the Series B Notes which were retired. As a result of these changes the Company made one quarterly payment of interest under the Series C Notes of $1.9 million during the first six months of 2001. In addition, due to the fact that while the bi-annual interest payment under the Series B Notes came due on December 31, 1999 and 2000, and since December 31, 2000 was a Sunday, the payment of $2.8 million was not required to be made until January 2001 and consequently fell into the first six months of 2001. This interest payment of $2.8 million which was made in January 2001 is reflected on the Condensed Consolidated Balance Sheets as accrued interest on the Senior Secured Notes as of December 31, 2000. Since the second quarterly payment for 2001 under the Series C Notes of $1.9 million came due on June 30, 2001, which was a Saturday, it was not required to be paid until July 2, 2001. This interest payment of $1.9 million is reflected on the Condensed Consolidated Balance Sheets as accrued interest on the Senior Secured Notes for the six months ended June 30, 2001. These accruals and payments of interest resulted in the reduction of $0.9 million in the accrual of interest on the Senior Secured Notes that appears in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2001.

   Cash flows from investing activities

   Net cash used in investing activities was $0.1 million for the six months ended June 30, 2001, compared to net cash used in investing activities of $0.2 million for the six months ended June 30, 2000. The cash used in investing activities for the six months ended June 30, 2001 and 2000 was the result of capital expenditures made during the respective periods.

   Cash flows from financing activities

   Cash flows used in financing activities were $5.6 million for the six months ended June 30, 2001, compared to cash flows used in financing activities of $2.0 million for the six months ended June 30, 2000. Cash used in financing activities for the six months ended June 30, 2001 was primarily the result of the payment of debt issuance costs of $1.9 million related to the refinancing of the Company's Series C Notes (See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements), advances of $2.5 million to GMI during the six months ended June 30, 2001 and the repayment of $1.2 million of principal amount of the Notes. GMI repaid $0.4 million of advances to GMI during the six months ended June 30, 2001 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 7 of the Notes to Condensed Consolidated Financial Statments). Cash used in financing activities for the six months ended June 30, 2000 was primarily the result of $2.0 million of advances to GMI during the period and $0.1 million of advances to the principal shareholder of GMI. GMI repaid $0.8 million of advances to GMI during the six months ended June 30, 2000 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies. Affiliated company advances at June 30, 2001 increased $2.2 million from December 31, 2000 as a result of these advances and repayments. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The management of the Company believes that GMI and its subsidiaries have sufficient net assets to enable the Company to ultimately recover its advance through liquidation of certain of those assets or through the refinancing of GMI's debts. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. At June 30, 2001, the Company has a loan outstanding to the principal shareholder of GMI of $1.1 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2001.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook

The Company's cash balance was $4.9 million at June 30, 2001, compared to $6.4 million at December 31, 2000. During the six months ended June 30, 2001 the company provided $4.2 million in cash flows from operating activities. However, at June 30, 2001, current liabilities exceeded current assets by approximately $12.6 million and the Company had a stockholders deficiency of $60.8 million.

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

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Preferred Stock carries a liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its's liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

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

The Company has undertaken several actions which improved its operating profitability during the six months ended June 30, 2001, resulting in income from operations of $6.2 million and positive cash flows from operating activities of $4.2 million. Further actions are currently under way and planned for the future to improve the Company's profitability and cash flow. However, there can be no assurance that the management will be successful in achieving the improvements desired.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of the economic slow-down in the U.S., an increasingly competitive environment and competition from other content and merchandise providers; and (g) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of December 31, 2000, the Company had debt of $52.0 million with a fixed rate of 10-5/8%. On March 29, 2001 the Company exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In June 2001 the Company retired $0.7 million of the new debt. The Company is subject to market risk based on potential fluctuations in current interest rates.

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


ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

   (a)          There are no exhibits filed as part of this report.

   (b)          Reports on Form 8-K.
                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               General Media, Inc.
                                               (Registrant)


Dated: August 14, 2001                   By:   /s/ John D. Orlando
                                             --------------------------------
                                                        Signature

                                               John D. Orlando
                                               Senior Vice President-Chief
                                               Financial Officer

                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)