Form 10-Q
period 2001-09-30
GENERAL MEDIA INC
filed 2001-11-14
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the Securities
                              Exchange Act of 1934


                                                               Commission
For the Quarterly Period Ended September 30, 2001              File No. 33-76716
                               ------------------                       --------

                               General Media, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                  13-3750988
--------                                                  ----------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification Number)

11 Penn Plaza, New York, NY                               10001
---------------------------                               ----------
(Address of Principal Executive Offices)                  Zip Code

                                 (212) 702-6000
               -------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X          No _____
                                  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 14, 2001
           -----                                --------------------------------
Common stock, $.01 par value                                 477,401

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

ITEM 1. FINANCIAL STATEMENTS


                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                         NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      -------------------------         -------------------------
                                                                        2000             2001             2000             2001
                                                                      --------         --------         --------         --------
NET REVENUES                                                          $ 56,621         $ 48,959         $ 19,079         $ 14,467
                                                                      --------         --------         --------         --------

OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                 22,281           18,203            7,267            6,131
      Entertainment- direct costs                                          920              815              288              304
      Selling, general and administrative                               23,745           21,885            7,868            6,832
      Rent expense from affiliated companies                               398              533              127              192
      Depreciation and amortization                                        560              453              163              149
                                                                      --------         --------         --------         --------

                            Total operating costs and expenses          47,904           41,889           15,713           13,608
                                                                      --------         --------         --------         --------

                             Income from operations                      8,717            7,070            3,366              859
                                                                      --------         --------         --------         --------

OTHER INCOME (EXPENSE)
      Debt restructuring expenses (Note 5)                                               (9,558)                              (34)
      Interest expense                                                  (5,149)          (6,086)          (1,726)          (1,993)
      Interest income                                                      369              231              107               59
                                                                      --------         --------         --------         --------

                             Total other income (expense), net          (4,780)         (15,413)          (1,619)          (1,968)
                                                                      --------         --------         --------         --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                          3,937           (8,343)           1,747           (1,109)


      Provision (credit) for income taxes                                1,446               25              640             (351)
                                                                      --------         --------         --------         --------

      Net income (loss)                                                  2,491           (8,368)           1,107             (758)

Accumulated deficit-beginning of period                                (59,606)         (55,807)         (58,222)         (63,417)
                                                                      --------         --------         --------         --------

Accumulated deficit-end of period                                     ($57,115)        ($64,175)        ($57,115)        ($64,175)
                                                                      ========         ========         ========         ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                         2000             2001
                                                                                       --------         --------
                                                                                                       (unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
       Cash and cash equivalents                                                       $  6,425         $  4,725
       Accounts receivable, net of allowance
          for doubtful accounts                                                           6,220            3,584
       Inventories                                                                        6,323            4,452
       Prepaid expenses and other current assets                                          1,896            1,212
       Due from affiliated companies                                                      1,389            4,196
       Loan to shareholder                                                                1,000            1,000
                                                                                       --------         --------

                                         TOTAL CURRENT ASSETS                            23,253           19,169

WORKS OF ART AND OTHER COLLECTABLES                                                       2,270            2,270

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                                       2,890            2,548

OTHER ASSETS
       Rent security deposits                                                             1,562            1,494
       Deferred subscription aquisition costs, net                                          690            1,308
       Deferred debt issuance costs, net                                                    165
       Loan to affiliated company                                                         1,086            1,086
       Other                                                                                896              807
                                                                                       --------         --------

                                                                                          4,399            4,695
                                                                                       --------         --------

                                                                                       $ 32,812         $ 28,682
                                                                                       ========         ========

                     LIABILITIES AND STOCKHOLDER DEFICIENCY
                     --------------------------------------

CURRENT LIABILITIES
-------------------

       Current maturities of Senior Secured Notes                                      $  2,943         $  5,200
       Accounts payable                                                                   9,799           11,348
       Deferred  revenue                                                                 10,151            9,791
       Accrued Interest - Senior Secured Notes                                            2,763            1,905
       Other liabilities and accrued expenses                                             7,323            5,143
                                                                                       --------         --------

                                         TOTAL CURRENT LIABILITIES                       32,979           33,387


SENIOR SECURED NOTES, LESS CURRENT MATURITY                                              49,057           45,607

UNEARNED REVENUE                                                                          1,702            1,429

OTHER NON-CURRENT LIABILITIES                                                             1,223            1,157

CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                         9,039

REDEEMABLE WARRANTS                                                                         582


STOCKHOLDER DEFICIENCY
----------------------

       Common stock, $.01 par value; 1,000,000
          shares; issued and outstanding, 477,401 shares                                      5                5
       Capital in excess of par value                                                     3,071            2,233
       Accumulated deficit                                                              (55,807)         (64,175)
                                                                                       --------         --------

                                                                                        (52,731)         (61,937)
                                                                                       --------         --------

                                                                                       $ 32,812         $ 28,682
                                                                                       ========         ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         -----------------------------
                                                                                           2000                 2001
                                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                                        $  2,491             ($ 8,368)
Adjustments to reconcile net income to
         cash provided by (used in) operating activities

         Depreciation and amortization                                                        560                  453
         Debt restructuring cost                                                                                 9,558
         Amortization of unearned revenue                                                    (273)                (273)
         Interest on loan to shareholder                                                      (70)
         Amortization of bond costs                                                           655
         Income taxes reimbursable to affiliated companies                                  1,446                   25
         Change in operating assets and liabilities
           Accounts Receivable                                                              3,349                2,636
           Inventories                                                                     (1,451)               1,871
           Other current assets                                                              (128)                 684
           Other assets                                                                      (421)                (296)
           Accounts payable, accrued expenses and other
                current liabilities                                                        (3,888)                (651)
           Accrued interest on Senior Secured Notes                                         1,381                 (858)
           Income taxes payable                                                              (227)                  19
           Deferred revenue                                                                  (886)                (360)
           Other long term liabilities                                                       (139)                 (66)
                                                                                         --------             --------

              Net cash provided by operations                                               2,399                4,374
                                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

         Capital expenditures                                                                (213)                (110)
                                                                                         --------             --------

              Net cash used in investing activities                                          (213)                (110)
                                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

         Advances to affiliated companies                                                  (1,897)              (2,832)
         Debt issuance costs                                                                                    (1,939)
         Repayment of Senior Secured Notes                                                                      (1,193)
         Loan to shareholder                                                                  (55)
                                                                                         --------             --------

              Net cash used in financing activities                                        (1,952)              (5,964)
                                                                                         --------             --------
              Net increase (decrease) in cash and cash equivalents                            234               (1,700)

Cash and cash equivalents at beginning of period                                            5,659                6,425
                                                                                         --------             --------

Cash and cash equivalents at end of period                                               $  5,893             $  4,725
                                                                                         ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid during the period for:

                   Interest                                                              $  3,103             $  6,943
                   Income taxes                                                          $    176             $     33

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
---------------------------------------------------------

         Noncash repayment by affiliate companies                                        $  1,800
         Noncash issuance of mandatorily redeemable convertible
             preferred stock                                                                                  $  8,200
         Noncash expiration of redeemable common stock warrants                                               $    582
         Noncash "paid in kind" dividends on mandatorily redeemable
            preferred stock                                                                                   $    674
         Noncash accretion of mandatorily redeemable preferred
            stock to redemption amount                                                                        $    165
         Noncash exchange of Senior Secured Notes                                                             $ 51,507

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PREPARATION

General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. (the "Company"). On March 29, 2001 the Company issued 10,000 shares of mandatorily redeemable convertible preferred stock to third parties (See Note 6). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2000 has been derived from the audited financial statements at that date.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the December 31, 2000 financial statements.

2.       INVENTORIES

Inventories consist of the following:

                                   December 31,      September 30,
                                       2000              2001
                                      ______            ______

                                      ----- In Thousands -----
Paper and printing                    $3,432            $1,205
Editorials and pictorial               2,271             2,407
Film and programming costs               620               840
                                      ------            ------
                                      $6,323            $4,452
                                      ======            ======

3.       MANAGEMENT CHARGE

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, management information systems, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for the benefit of other corporate overhead costs, executive compensation and other costs, which principally relate to office space. These allocations are based on factors determined by management of the Company and GMI to be appropriate for the particular item, including estimated relative time commitments of managerial personnel, relative number of employees and relative square footage of all space occupied. Management believes that the allocation method and amounts are reasonable.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.       SENIOR SECURED NOTES

On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. As part of the issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the "Warrants"). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. At the time of issuance, the Company recorded the Warrants at their fair value.

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

On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (See Note 6) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.


The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

4.         (CONTINUED)

January 1, 2001 and require amortization payments ranging from a total of $3,700,000 during the first year following the Closing Date to a total of $6,500,000 in the second year following the Closing Date and $4,600,000 in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company made amortization payments of $1,193,000 during the first nine months of 2001.

The indenture under the original Notes (the "Indenture") has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property (after payment of existing debt obligations thereon) and on any proceeds to the Company from payment on split dollar life insurance on the life of the Company's principal beneficial owner. As of September 30, 2001, the Company was in compliance with all such covenants.

5.         DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 4 above, the Company recorded debt restructuring expenses of $9,558,000 consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $177,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $733,000 and the fair market value of 10,000 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 6 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

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

The recorded value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. For the nine months ended September 30, 2001, the Company recorded $165,000 of such accretion. For the nine months ended September 30, 2001, the Company also recorded "paid-in-kind" dividends of approximately $674,000. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

7.        INCOME TAXES

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company can utilize the net operating losses ("NOL's") of GMI to reduce its income taxes, as long as the Company is a member of GMI's consolidated group. To the extent that the Company utilizes such NOL's to reduce its income taxes for years beginning with the year ended December 31, 2000, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2001, GMI had available for Federal income tax purposes NOL's aggregating approximately $88,030,000, which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These NOL's expire in tax years 2005 to 2018. The Company did not generate any taxable income for the first nine months of 2001. The income tax provision for the nine months ended September 30, 2001 consists of state minimum taxes of approximately $25,000.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

8.       CONTINGENCIES

On January 23,1997, the Company filed in United States District Court for the Southern District of New York an action under the Racketeer Influenced and Corrupt Organizations Act alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in May 2002. The Company intends to vigorously defend the arbitration. In the opinion of management, the outcome of this litigation is not expected to have a material adverse effect on the Company's financial position or results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

9.       SEGMENT INFORMATION

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries and for use on various consumer products and services, and until October 2000, the publication of Mind and Muscle Power Magazine. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.       (CONTINUED)

                                                                                      Corporate and
                                                                                       reconciling
                                      Publishing        Online      Entertainment         items       Consolidated
                                      -----------------------------(in  thousands)--------------------------------
NINE MONTHS ENDED
SEPTEMBER 30, 2001
  REVENUES FROM CUSTOMERS              $ 38,962        $  7,590        $  2,407                         $ 48,959
  DEPRECIATION AND AMORTIZATION             376              63              14                              453
  INCOME (LOSS) FROM OPERATIONS          10,136           4,401           1,413          (8,880)           7,070
  DEBT RESTRUCTURING EXPENSES                                                             9,558            9,558
  INTEREST EXPENSE                          304                                           5,782            6,086
  INTEREST INCOME                                                                           231              231
  SEGMENT PROFIT (LOSS)
    BEFORE INCOME TAXES                   9,832           4,401           1,413         (23,989)          (8,343)
  SEGMENT ASSETS                         11,301             336           1,467          15,578           28,682
  CAPITAL EXPENDITURES                       57              53                                              110

Nine Months Ended
September 30, 2000
  Revenues from customers              $ 43,888        $  9,909        $  2,824                         $ 56,621
  Depreciation and amortization             477              56              27                              560
  Income (loss) from operations          10,372           6,255           1,577          (9,487)           8,717
  Interest expense                          350                                           4,799            5,149
  Interest income                                                                           369              369
  Segment profit (loss)
    before income taxes                  10,022           6,255           1,577         (13,917)           3,937
  Segment assets                         15,771             215           1,070          11,822           28,878
  Capital expenditures                      144              69                                              213

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

No customer of the Company accounted for more than ten percent of the Company's net revenue during the nine months ended September 30, 2001 and 2000, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

ITEM 2.
-------

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

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. In December 1999, the Company launched Mind & Muscle Power ("Power") magazine, which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The online segment is engaged in the sale of memberships to the Company's Internet Site, the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, video cassettes, DVD's and pay-per-view programming,

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000)
----------------------------------------------------------------------

The Company's revenues were $14.5 million for the three months ended September 30, 2001, compared to revenues of $19.1 million for the three months ended September 30, 2000, a decrease of $4.6 million. Newsstand revenues were $7.1 million and $10.2 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $3.1 million. Of this decrease, $0.3 million is due to the suspension of publication of Power magazine. Advertising revenues were $2.1 million and $2.5 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.4 million. Of this decrease, $0.2 million is due to the suspension of publication of Power magazine. Subscription revenues were $1.8 million for both the three months ended September 30, 2001 and 2000. Revenues for the Online Segment were $2.0 million and $3.1 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $1.1 million. Revenues for the Entertainment segment were $0.6 million for both the three months ended September 30, 2001 and 2000. Revenues from the Company's video business were $0.4 million for both the three months ended September 30, 2001 and 2000. Revenues from the Company's pay-per-call business were $0.2 million for both the three months ended September 30, 2001 and 2000.

Income from operations was $0.9 million for the three months ended September 30, 2001, compared to $3.4 million for the three months ended September 30, 2000, a decrease of $2.5 million. Income from operations for the three months ended September 30, 2001 was impacted by:

-        a decrease in the number of copies of Mens Magazines sold,

-        decreased revenues from the online segment,

-        an additional issue of Girls of Penthouse magazine,

-------------------

- decreased production costs as a result of a decrease in the number of newsstand copies printed and lower paper costs,

- a decrease in selling general and administrative and corporate overhead expenses due to a decrease in bank charges, legal expense, retail display allowance, salaries and bad debt expense, partially offset by an increase in subscription acquisition expense, fulfillment expense and advertising expense, and

-        an increase in the subscription price of Penthouse magazine.

Other income (expense), net was $(2.0) million for the three months ended September 30, 2001 compared to other income (expense), net of $(1.6) million for the three months ended September 30, 2000. Included in other income (expense), net is interest expense of $2.0 million for the three months ended September 30, 2001, compared to interest expense of $1.7 million for the three months ended September 31, 2000, an increase of $0.3 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new interest rate went into effect on January 1, 2001. Included in interest expense for the three months ended September 30, 2000 are amortized debt issuance costs and discounts of $0.2 million.

As a result of the above discussed factors, net loss before provision for income taxes for the three months ended September 30, 2001 was $1.1 million, compared to net income of $1.7 million for the three months ended September 30, 2000, a decrease of $2.8 million.

The net revenues and income from operations of the Company were (in millions):

                                                                            Income
                                              Net Revenue              From Operations
                                              -----------              ---------------
                                             Three Months               Three Months
                                             September 30,              September 30,
                                         ---------------------       ------------------
                                           2000          2001         2000        2001
                                         -------       -------       ------      ------
Publishing Segment                       $  15.4       $  11.9       $  4.3      $  2.2
Online Segment                               3.1           2.0          1.7         1.0
Entertainment Segment                        0.6           0.6          0.3         0.3
                                         -------       -------       ------      ------
                                         $  19.1       $  14.5       $  6.3      $  3.5
Corporate Administrative Expenses                                      (2.9)       (2.6)
                                         -------       -------       ------      ------
                                         $  19.1       $  14.5       $  3.4      $  0.9
                                         =======       =======       ======      ======

PUBLISHING SEGMENT
------------------

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

-------------------

                                                                  Income (Loss)
                                         Net Revenues            From Operations
                                         ------------            ---------------
                                         Three Months              Three Months
                                        September  30,             September 30,
                                     --------------------       ------------------
                                      2000          2001         2000        2001
                                     -------      -------       ------      ------
Penthouse Magazine and
   the Affiliate Publications        $  14.4      $  11.4       $  4.0      $  1.8
Foreign edition licensing                0.5          0.5          0.4         0.4
Power Magazine                           0.5                      (0.1)
                                     -------      -------       ------      ------
                                     $  15.4      $  11.9       $  4.3      $  2.2
                                     =======      =======       ======      ======


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $11.4 million and $14.4 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $3.0 million. Newsstand revenue was $7.1 million and $9.9 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $2.8 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand sales have been adversely affected by the weakness in the economy in the current year and by the ongoing consolidations of companies within the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $2.1 million and $2.3 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.2 million. Subscription revenue was $1.8 million for both the three months ended September 30, 2001 and 2000.

Publishing-production, distribution and editorial expenses were $6.1 million and $6.8 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.7 million. Paper costs were $2.1 million and $2.9 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.8 million. The decrease is due primarily to a decrease in the price of paper and a decrease in the number of copies printed, partially offset by increased paper costs for an additional issue of Girls of Penthouse in 2001. Print costs were $2.3 million for the three months ended September 30, 2001, compared to $2.2 million for the three months ended September 30, 2000, an increase of $0.1 million. The increase is primarily attributable to increased printing costs for an additional issue of Girls of Penthouse in 2001 and price increases for inflation contained in the Company's contracts with its printers, partially offset by a decrease in the number of copies printed. Distribution costs were $1.0 million for both the three months ended September 30, 2001 and 2000. Editorial costs were $0.7 million for both the three months ended September 30, 2001 and 2000.

Selling, general and administrative expenses were $3.4 million and $3.5 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.1 million. The decrease is primarily due to a decrease in retail distribution allowance of $0.2 million, salaries and benefits expense of $0.1 million and bad debt expense of $0.2 million, partially offset by an increase in subscription acquisition expense of $0.2 million, promotional expenses of $0.1 million and fulfillment expenses of $0.1 million during three months ending September 30, 2001.

-------------------

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.5 million for both the three months ended September 30, 2001 and 2000.

Selling, general and administrative expenses were $0.1 million for both the three months ended September 30, 2001 and 2000.

POWER MAGAZINE

Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $0.5 million for the three months ended September 30, 2000, primarily consisting of newsstand and advertising revenues.

Publishing production, distribution and editorial expenses were $0.5 million for the three months ended September 30, 2000.

Selling, general and administrative expenses were $0.2 million for the three months ended September 30, 2000.

ONLINE SEGMENT
--------------

Revenues for the Online Segment were $2.0 million for the three months ended September 30, 2001, compared to $3.1 million for the three months ended September 30, 2000, a decrease of $1.1 million. The decrease is primarily attributable to a decrease in the sale of memberships to the Internet Site of $1.2 million, partially offset by $0.1 million of sales through the online store during the three months ended September 30, 2001. The Company experienced a decline in new members due to weakness in the economy during the three months ended September 30, 2001 and its use of more aggressive credit card validation methods in order to comply with Visa's more stringent requirements regarding chargeback levels. To attempt to offset this decline the Company has intensified its effort to attract more advertisers to the Internet Site and has implemented more varied pricing plans to attract new members and retain existing members.

Direct costs were $0.1 million for both the three months ended September 30, 2001 and 2000.

Selling, general and administrative expenses were $0.9 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $0.4 million. The decrease is primarily attributable to lower bank charges due to a decrease in the number of chargebacks by customers and a decrease in the volume of credit card processing activity as a result of the more aggressive credit card validation methods employed by the Company.

ENTERTAINMENT SEGMENT
---------------------

Revenues from the Entertainment Segment were $0.6 million for both the three months ended September 30, 2001 and 2000. The Company's video business revenues were $0.4 million for both the three months ended September 30, 2001 and 2000. Revenues from the Company's pay-per-call business were $0.2 million for both

-------------------

the three months ended September 30, 2001 and 2000.

Direct costs were $0.2 million and $0.1 million for the three months ended September 30, 2001 and 2000, respectively, an increase of $0.1 million. This increase is primarily attributable to an increase in amortization expense for movie production costs.

Selling, general and administrative expenses were $0.2 million for both the three months ended September 30, 2001 and 2000.

CORPORATE ADMINISTRATIVE EXPENSE
--------------------------------

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.6 million and $2.9 million for the three months ended September 30, 2000, respectively, a decrease of $0.3 million. The decrease is primarily attributable to a decrease in legal expenses during the three months ended September 30, 2001.

RENT EXPENSE FROM AFFILIATED COMPANY
------------------------------------

Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.2 million and $0.1 million for the three months ended September 30, 2001 and 2000, respectively, an increase of $0.1 million.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000)
---------------------------------------------------------------------

The Company's revenues were $49.0 million for the nine months ended September 30, 2001, compared to revenues of $56.6 million for the nine months ended September 30, 2000, a decrease of $7.6 million. Newsstand revenues were $24.8 million and $28.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $4.1 million. Of this decrease, $0.6 million is due to the suspension of publication of Power magazine. Advertising revenues were $6.3 million and $7.3 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $1.0 million. Of this decrease, $0.6 million is due to the suspension of publication of Power magazine. Subscription revenues were $5.5 million and $5.2 million for the nine months ended September 30, 2001 and 2000, respectively, an increase of $0.3 million. The increase in subscription revenues is attributable to the Mens Magazines. Revenues for the Online Segment were $7.6 million and $9.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $2.3 million. Revenues for the Entertainment segment were $2.4 million and $2.8 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.4 million. Revenues from the Company's video business were $1.8 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.1 million. Revenues from the Company's pay-per-call business were $0.6 million and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.3 million.

Income from operations was $7.1 million for the nine months ended September 30, 2001, compared to $8.7

-------------------

million for the nine months ended September 30, 2000, a decrease of $1.6 million. Income from operations for the nine months ended September 30, 2001 was impacted by:

-        a decrease in the number of copies of Mens Magazines sold,

-        decreased revenues from the online and entertainment segments,

- decreased production costs as a result of a decrease in the number of newsstand copies printed, lower paper costs and a decrease in the number of pages per issue,

-        two additional issues of Girls of Penthouse magazine,

-        an increase in the subscription price of Penthouse magazine, and

- decreased selling, general and administrative expenses due to decreased legal expenses, retail distribution allowance expense, bank charges, salary expense, consulting expense and web hosting expense, partially offset by increased bad debts expense and subscription acquisition expense.

Other income (expense), net was $(15.4) million for the nine months ended September 30, 2001 compared to other income (expense), net of $(4.8) million for the nine months ended September 30, 2000. Included in other income (expense), net are debt restructuring expenses of $9.6 million for the nine months ended September 30, 2001 related to the refinancing of the Company's Notes on March 29, 2001 (See Note 5 of the Notes To Condensed Consolidated Financial Statements). Other income (expense), net also includes interest expense of $6.1 million for the nine months ended September 30, 2001, compared to interest expense of $5.1 million for the nine months ended September 30, 2000, an increase of $1.0 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new interest rate went into effect on January 1, 2001. Included in interest expense for the nine months ended September 30, 2000 are amortized debt issuance costs and discounts of $0.5 million.

As a result of the above-discussed factors, net loss before provision for income taxes for the nine months ended September 30, 2001 was $8.3 million, compared to net income of $3.9 million for the nine months ended September 30, 2000.

The net revenues and income from operations of the Company were (in millions):

-------------------

                                                                            Income
                                               Net Revenue             From Operations
                                               -----------             ---------------
                                               Nine Months               Nine Months
                                              September 30,              September 30
                                         ---------------------       --------------------
                                           2000         2001          2000         2001
                                         -------       -------       -------      -------
Publishing Segment                       $  43.9       $  39.0       $  10.4      $  10.1
Online Segment                               9.9           7.6           6.3          4.4
Entertainment Segment                        2.8           2.4           1.5          1.4
                                         -------       -------       -------      -------
                                         $  56.6       $  49.0       $  18.2      $  15.9
Corporate Administrative Expenses                                       (9.5)        (8.8)
                                         -------       -------       -------      -------
                                         $  56.6       $  49.0       $   8.7      $   7.1
                                         =======       =======       =======      =======

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                   Income (Loss)
                                        Net Revenues              From Operations
                                         Nine Months                 Nine Months
                                        September  30,              September 30,
                                     --------------------       --------------------
                                      2000         2001          2000         2001
                                     -------      -------       -------      -------
Penthouse Magazine and
   the Affiliate Publications        $  41.1      $  37.4       $   9.7      $   8.8
Foreign edition licensing                1.6          1.6           1.3          1.3
Power Magazine                           1.2                       (0.6)
                                     -------      -------       -------      -------
                                     $  43.9      $  39.0       $  10.4      $  10.1
                                     =======      =======       =======      =======

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $37.4 million and $41.1 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $3.7 million. Newsstand revenue was $24.8 million and $28.3 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $3.5 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse, Penthouse Letters and Variations magazines. Newsstand sales have been adversely affected by the weakness in the economy in the current year and by the ongoing consolidations of companies within the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $6.3 million and $6.7 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.4 million. The decrease is due to a decrease in the average rate per page of advertising pages sold in Penthouse magazine, partially offset by an increase in the number of ad pages sold in this publication. Subscription revenue was $5.5 million and $5.1 million for the nine months

-------------------

ended September 30, 2001 and 2000, respectively, an increase of $0.4 million. The increase is due to an increase in the net revenue per copy sold of Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999 the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions over the past eight quarters as old subscriptions expire and they are replaced by new subscriptions sold at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Publishing-production, distribution and editorial expenses were $18.2 million and $21.1 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $2.9 million. Paper costs were $6.4 million and $8.6 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $2.2 million. Print costs were $6.6 million for the nine months ended September 30, 2001, compared to $7.1 million for the nine months ended September 30, 2000, a decrease of $0.5 million. These decreases are primarily attributable to a decrease in the number of copies printed, a decrease in the price of paper and a decrease in the number of pages per issue, partially offset by paper and printing costs for two additional issues of Girls of Penthouse in 2001 and increased printing costs due to price increases for inflation contained in the Company's contracts with its printers. Distribution costs were $3.1 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.1 million. Editorial costs were $2.0 million and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.3 million.

Selling, general and administrative expenses were $10.3 million for both the nine months ended September 30, 2001 and 2000.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $1.6 million for both the nine months ended September 30, 2001 and 2000.

Selling, general and administrative expenses were $0.3 million for both the nine months ended September 30, 2001 and 2000.

POWER MAGAZINE

Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $1.2 million for the nine months ended September 30, 2000, consisting of newsstand revenues of $0.6 million, and advertising revenues of $0.6 million, respectively.

Publishing production, distribution and editorial expenses were $1.1 million for the nine months ended September 30, 2000.

Selling, general and administrative expenses were $0.6 million for the nine months ended September 30, 2000.

-------------------

ONLINE SEGMENT
--------------

Revenues for the Online Segment were $7.6 million for the nine months ended September 30, 2001, compared to $9.9 million for the nine months ended September 30, 2000, a decrease of $2.3 million. The decrease is primarily attributable to a decrease in the sale of memberships to the Internet Site of $2.8 million, partially offset by an increase in advertising revenues from banners in the internet site of $0.3 million and $0.2 million of sales through the online store during the nine months ended September 30, 2001. The Company experienced a decline in new members due to weakness in the economy during the nine months ended September 30, 2001 and its use of more aggressive credit card validation methods in order to comply with Visa's more stringent requirements regarding chargeback levels. To attempt to offset this decline the Company has intensified its effort to attract more advertisers to the Internet Site, which has resulted in increased advertising revenue during the nine months ended September 30, 2001 and has implemented more varied pricing plans to attract new members and retain existing members.

Direct costs were $0.4 million and $0.5 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $2.8 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.4 million. The decrease is primarily attributable to a decrease in bank charges of $0.6 million, web hosting expense of $0.2 million and consulting expense of $0.1 million, partially offset by increased salary expense of $0.3 million, advertising expense of $0.1 million and promotional expense of $0.1 million.

ENTERTAINMENT SEGMENT
---------------------

Revenues from the Entertainment Segment were $2.4 million for the nine months ended September 30, 2001, compared to $2.8 million for the nine months ended September 30, 2000, a decrease of $0.4 million. The Company's video business revenues were $1.8 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.1 million. Revenues for the nine months ended September 30, 2001 were lower because the Company re-released many of its older movies on DVD format during the prior year causing sales to be higher during the prior period. Revenues from the Company's pay-per-call business were $0.6 million and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.3 million. Revenue for the nine months ended September 30, 2001 was lower due to lower billable minutes.

Direct costs were $0.4 million for both the nine months ended September 30, 2001 and 2000.

Selling, general and administrative expenses were $0.5 million and $0.7 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.2 million. The decrease was primarily attributable to decreased salary expense of $0.1 million and commission expense of $0.1 million during the nine months ended September 30, 2001.

CORPORATE ADMINISTRATIVE EXPENSE
--------------------------------

Included in selling, general and administrative expenses are corporate administrative expenses which includes

-------------------

executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $8.8 million and $9.5 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $0.7 million. This decrease is primarily attributable to a decrease in legal expenses during the nine months ended September 30, 2001.

RENT EXPENSE FROM AFFILIATED COMPANY
------------------------------------

Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million and $ 0.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $4.7 million in cash and cash equivalents at September 30, 2001, compared to $6.4 million at December 31, 2000. The decrease in cash and cash equivalents during the nine months ended September 30, 2001, resulted from cash flows used in financing activities of $6.0 million and cash flows used in investing activities of $0.1 million, partially offset by cash flows provided by operating activities of $4.4 million.

Cash flows from operating activities
------------------------------------

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2001, compared to net cash provided by operating activities of $2.4 million for the nine months ended September 30, 2000. Net cash provided by operating activities for the nine months ended September 30, 2001 was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor and lower paper inventory levels. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Notes during the first nine months of 2001. The net cash provided by operating activities for the nine months ended September 30, 2000 was primarily the result of income from operations for the period after adjusting for the effect of non-cash items, the timing of advance payments from the Company's newsstand distributor and improved collections of accounts receivable. This was partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors.

The Company normally experiences a decrease in its accounts receivable in January and an increase in its accounts receivable (along with a decrease in its cash flow) in December of each year due to the timing of advance payments with respect to issues of Penthouse magazine. In addition, in December 2000, the Company also recorded a receivable of approximately $1.2 million due to higher than normal sales of the December 2000 issue of Penthouse magazine which featured a well-known personality. This receivable was paid in January 2001 causing accounts receivable to be further reduced. The timing of the receipt of these advances is reflected in the Company's Condensed Consolidated Statements of Cash Flows as cash provided by a change in accounts receivable and is reflected on the Company's Condensed Consolidated Balance Sheets as a decrease in the accounts receivable balance.

The Company also increased its spending on subscription acquisition drives during the nine months ended

-------------------

September 30, 2001. Included in the change in other assets on the Condensed Consolidated Statements of Cash Flow is $1.3 million of cash expended for subscription acquisition drives in the nine months ended September 30, 2001, compared to $0.4 million for the nine months ended September 30, 2000. The increased cash expenditures for the subscription acquisition drives also resulted in an increase in deferred subscription acquisition costs, net as reflected on the Company's Condensed Consolidated Balance Sheets as of September 30, 2001.

The Company paid $6.6 million of interest on its Notes during the nine months ended September 30, 2001 compared with $2.8 million during the nine months ended September 30, 2000. This change is due to changes in the rate and the timing of interest payments of the Company's Notes. The Series C Notes require quarterly payments of 15% interest as opposed to the bi-annual interest payments of 10-5/8% interest required under the Series B Notes which were retired. As a result of these changes the Company made two quarterly payments of interest under the Series C Notes totaling $3.8 million during the first nine months of 2001. In addition, due to the fact that while the bi-annual interest payment under the Series B Notes came due on December 31, 1999 and 2000, and since December 31, 2000 was a Sunday, the payment of $2.8 million was not required to be made until January 2001 and consequently fell into the first nine months of 2001. This interest payment of $2.8 million, which was made in January 2001, is reflected on the Condensed Consolidated Balance Sheets as accrued interest on the Senior Secured Notes as of December 31, 2000. Since the third quarterly payment for 2001 under the Series C Notes of $1.9 million came due on September 30, 2001, which was a Sunday, it was not required to be paid until October 1, 2001. This interest payment of $1.9 million is reflected on the Condensed Consolidated Balance Sheets as accrued interest on the Senior Secured Notes for the nine months ended September 30, 2001. These accruals and payments of interest resulted in the reduction of $0.9 million in the accrual of interest on the Senior Secured Notes that appears in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001.

Cash flows from investing activities
------------------------------------

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2001, compared to net cash used in investing activities of $0.2 million for the nine months ended September 30, 2000. The cash used in investing activities for the nine months ended September 30, 2001 and 2000 was the result of capital expenditures made during the respective periods.


Cash flows from financing activities
------------------------------------

Cash flows used in financing activities were $6.0 million for the nine months ended September 30, 2001, compared to cash flows used in financing activities of $2.0 million for the nine months ended September 30, 2000. Cash used in financing activities for the nine months ended September 30, 2001 was primarily the result of the payment of debt issuance costs of $1.9 million related to the refinancing of the Company's Series C Notes (See Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements), advances of $2.8 million to GMI during the nine months ended September 30, 2001 and the repayment of $1.2 million of principal amount of the Notes. Cash used in financing activities for the nine months ended September 30, 2000 was primarily the result of $1.9 million of advances to GMI during the period and $0.1 million of advances to the principal shareholder of GMI. The amount due from GMI was reduced by $1.4 million during the nine months ended September 30, 2000 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 7 of the Notes to Condensed Consolidated Financial Statements). Affiliated company advances at September

-------------------

30, 2001 increased $2.8 million from December 31, 2000 as a result of these advances. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, some of which are currently in default. At September 30, 2001, the Company has a loan receivable from the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2001.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Future outlook
--------------

The Company's cash balance was $4.7 million at September 30, 2001, compared to $6.4 million at December 31, 2000. During the nine months ended September 30, 2001 the company provided $4.4 million in cash flows from operating activities. However, at September 30, 2001, current liabilities exceeded current assets by approximately $14.2 million and the Company had a stockholders deficiency of $61.9 million.

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

-------------------

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

The Company has undertaken several actions which resulted in positive cash flows from operating activities of $4.4 million for the nine months ended September 30, 2001, compared to $2.4 million for the nine months ended September 30, 2000, an increase of $2.0 million. Further actions are currently under way and planned for the future to improve the Company's cash flow. However, there can be no assurance that the management will be successful in achieving the improvements desired.

Forward-Looking Statements
--------------------------

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers, (g) the impact of terrorist attacks; and (h) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

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

                            PART II-OTHER INFORMATION
                            -------------------------

ITEM 1.                         LEGAL PROCEEDINGS
-------                         -----------------

On January 23, 1997, the Company filed in United States District Court for the Southern District of New York an action under the Racketeer Influenced and Corrupt Organizations Act alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC Contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for an arbitration which is scheduled to begin in California in May 2002. The Company intends to vigorously defend itself in the arbitration. In the opinion of management, the outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K
-------                      ---------------------------------
(a)               There are no exhibits filed as part of this report.

(b)               Reports on Form 8-K.
                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   General Media, Inc.
                                   (Registrant)


Dated: November 14, 2001           By: /s/ John D. Orlando
                                       -------------------
                                             Signature

                                   John D. Orlando
                                   Senior Vice President-Chief Financial Officer

                                   (Duly Authorized Officer and
                                   Principal Accounting Officer)