Form 10-K
period 2001-12-31
GENERAL MEDIA INC
filed 2002-03-28
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER: 33-76716

                               GENERAL MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                13-3750988
               -------------                   -----------------------------
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

                          ---------------------------

   SECURITIES REGISTERED PURSUANT TO SECTIONS 12(b) OR 12(g) OF THE ACT: NONE

                          ---------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |N/A|

The aggregate market value of the Registrant's common stock, par value $.01 per share, held by non-affiliates of the Registrant is estimated to be approximately $345,000.

As of March 28, 2002, there were 477,401 shares outstanding of the Registrant's common stock, par value $.01 per share and 10,906 shares outstanding of the Registrant's Class A preferred stock, par value $.01 per share.

                          ---------------------------

                               GENERAL MEDIA, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  BUSINESS.......................................................       3
Item 2.  PROPERTIES.....................................................      11
Item 3.  LEGAL PROCEEDINGS..............................................      11
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS........................................................      12

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S EQUITY STOCK AND
         RELATED STOCKHOLDER MATTERS....................................      12
Item 6.  SELECTED FINANCIAL DATA........................................      15
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         AND RESULTS OF OPERATIONS .....................................      16

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK  ............................................      31

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................      31

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ..........................................      32

                                     PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............      32
Item 11. EXECUTIVE COMPENSATION.........................................      34
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.................................................      37
Item 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS...................................................      37

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................................      39

         SIGNATURES.....................................................     S-3

                                     PART I

ITEM 1.  BUSINESS.

IN GENERAL

      General Media, Inc. ("General Media"), together with its subsidiaries (General Media and its subsidiaries are collectively referred to as the "Company"), is a publishing, online and entertainment company engaged in the publication and sale of men's magazines, the sale of various adult-oriented online products and services, the sale of various adult-oriented entertainment products and services, and the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. Until March 2, 1999, it was also engaged in the publishing and sale of automotive magazines and an automotive television series. The automotive magazines were sold on March 2, 1999. In December 1999, the Company launched a new magazine, Mind & Muscle Power ("Power") targeting the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue.

      General Media International, Inc. ("GMI") owns 99.5% of the common stock of the Company. GMI, together with its subsidiaries other than the Company (such subsidiaries are collectively referred to as the "Other GMI Subsidiaries"), engages in operations that are organized into the Real Estate Group (which owns various properties and real estate holdings), and the Fine Arts Group (which buys, sells and holds for sale a substantial inventory of works of art). GMI formed General Media, a Delaware corporation, in November 1993 to implement a new operating and financing plan, which included (i) the transfer to General Media of the stock of certain subsidiaries that formed a portion of the publishing and the entertainment segments of GMI and (ii) the private offering of senior debt securities and common stock purchase warrants (the "Private Offering"). See "Market for the Registrant's Equity Stock and Related Stockholder Matters." Such plan enabled GMI to, among other things, direct resources to certain subsidiaries within its publishing and entertainment segments and improve operational and financial flexibility by replacing short-term debt with fixed-rate, long-term debt.

      On March 29, 2001 (the "Closing Date") the Company refinanced the senior debt securities and common stock warrants. Under a refinancing agreement, the Company exchanged $51.5 million principal amount of senior debt securities and any warrants held by exchanging noteholders (the "Consenting Holders") for new notes (the "Series C Notes") and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001. Any remaining warrants were exercised or expired.

      The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year is required. The Company has pledged substantially all of its assets as collateral for the Series C Notes.

      The preferred stock issued to exchanging Noteholders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after 2 years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year. The preferred stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date, at redemption prices of $6 million if redeemed in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the Series C Notes are paid in full at or before the time of any redemption.

      The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four (five before January
2000) affiliate magazines (the "Affiliate Publications" and together with Penthouse magazine, the "Mens Magazines"), the licensing of the Company's trademarks, until March 1999, the publication of four specialty automotive magazines and, until October 2000, the publication of Mind and Muscle Power ("Power") magazine. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay per view programming.

      The net revenues, income from continuing operations and identifiable assets attributable to each of the Company's industry segments are presented in
Note 13 of the Notes TO Consolidated Financial Statements included in Part IV,
Item 14.

PRODUCTS AND SERVICES - PUBLISHING SEGMENT

   PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

      Penthouse magazine was founded by Robert Guccione, who first published the magazine in London in 1965 and in the United States in 1969. Penthouse magazine offers its readers a combination of photography, investigative journalism, fiction, illustration, humor, politics, art and business.

      To capitalize on the name recognition of Penthouse magazine, the Company established five Affiliate Publications. Each of the Affiliate Publications is further described below.

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

      Circulation.

      In 2001, Penthouse magazine had a domestic average monthly circulation of approximately 652,000 copies and the Affiliate Publications had a combined domestic average monthly circulation of approximately 397,000 copies. The table below presents domestic average monthly circulation figures for Penthouse magazine and the Affiliate Publications for the years ended December 31, 1997 through 2001.


                PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS
                      DOMESTIC AVERAGE MONTHLY CIRCULATION
                              (COPIES IN THOUSANDS)

                             Penthouse Magazine                        Affiliate Publications
                   -------------------------------------        ----------------------------------
                                                                                                         Total
Year Ended                                                                                              Domestic
December 31,       Newsstand      Subscription     Total        Newsstand     Subscription   Total     Circulation
------------       ---------      ------------     -----        ----------    ------------   -----     -----------
1997....                 533               379       912               554         50         604           1,516
1998....                 578               438     1,016               475         50         525           1,541
1999....                 552               405       957               391         49         440           1,397
2000....                 490               289       779               364         52         416           1,195
2001....                 389               263       652               334         63         397           1,049

      Penthouse magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Approximately 48% of Penthouse's newsstand sales are derived from convenience stores, 15% are from bookstores and 12% are from newsstand distribution channels. Newsstand copies sold as a percentage of total copies sold of Penthouse magazine and the Affiliate Publications were approximately 69% for the year ended December 31, 2001.

      The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 16% of total newsstand copies are sold internationally.

      Newsstand revenues for Penthouse magazine and the Affiliate Publications were $33.8 million, $39.6 million and $38.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing approximately 52% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

      In recent years, domestic newsstand circulation for men's magazines has been declining. From 1997 to 2001, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 33%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation.

      This decrease in domestic average monthly circulation for Penthouse magazine and the Affiliate Publications has been partially offset, however, by the Company's ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. Penthouse magazine, for example, has steadily increased its cover price from $7.99 per issue for three issues, $6.99 per issue for three issues and $5.99 per issue for six issues in 1999 to $8.99 per issue for four issues and $7.99 per issue for eight issues in 2001. The Company regularly price tests its magazines and adjusts cover prices accordingly.

      While newsstand circulation is the Company's principal means of distribution for Penthouse magazine and the Affiliate Publications, the Company has sought to increase their subscription circulation. The price of a twelve month subscription to Penthouse magazine ranged from $39.95 to $46.00 in 2001, depending upon the source of the subscription. The Company attracts new subscribers to its magazines primarily through its own direct mail advertising campaigns, and through subscription agent campaigns. The Company recognizes revenues from its magazine subscriptions over the term of the subscriptions.

      Subscription revenues for Penthouse magazine and the Affiliate Publications were $7.3 million, $6.9 million and $7.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing approximately 11%, 9% and 9% of the Company's net revenues for these periods, after excluding net revenues attributable to the Automotive Magazines.

      Advertising.

      Penthouse magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines, as approximately 67% of their respective revenues are generated from newsstand sales, while approximately 15% are generated from subscription sales and approximately 16% are generated from advertising. Advertising revenues for Penthouse magazine and the Affiliate Publications were $8.3 million, $8.8 million and $9.4 million for the years ended December 31, 2001, 2000 and 1999, representing approximately 13%, 12% and 13% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

      In 2001, Penthouse magazine's advertising pages increased by 9% from the prior year, while advertising revenues decreased by 6% from 2000. This decrease was primarily due to less pay-per-call advertising in 2001. In 2000, Penthouse magazine's advertising pages decreased by 10% from the prior year while advertising revenues decreased by 0.5% from 1999.

      Penthouse magazine also includes advertising for the Company's products, primarily its own pay-per-call telephone lines, DVD's, video cassettes, internet products and pay-per-view programming.

      The Food and Drug Administration (the "FDA") issued regulations in August 1996 which prohibits the publication of tobacco advertisements containing drawings, color or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication". An adult publication is one (i) whose readers younger than 18 years of age constitute no more than 15% of total readership, and (ii) is read by fewer than two million persons younger than 18 years of age, in each case as measured by competent and reliable survey evidence. The Company restricts the sale of its magazine to persons 18 years of age or older. It believes that its magazines qualify as adult publications and that the regulations do not apply to them. In April 1997, the Federal District Court for the Middle District of North Carolina struck down the regulations on the grounds that although the FDA could regulate nicotine it had not been granted the power to regulate advertising. On appeal, the Fourth U.S. Circuit Court of Appeals struck all the legislation on the grounds that the FDA lacked the authority to regulate tobacco products at all. The decision was upheld by the U.S. Supreme Court in March 2000.

FOREIGN EDITION LICENSING

      The Company has sought to expand its readership through foreign edition licensing arrangements pursuant to which the Company licenses the Penthouse brand name and trademarks to publishers in foreign countries. Licensees typically use pictorials from the Company's library and provide their own editorial content to create the foreign editions. The Company, however, oversees the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, the Company generally receives a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments. In 2001, the Company received revenues from licensing agreements with publishers in Australia, Brazil , Croatia, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Japan, Korea, Spain, Taiwan, Thailand and the United Kingdom.

      Revenues from licensing of foreign editions were $2.1 million, $2.1 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing approximately 3% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

AUTOMOTIVE MAGAZINES

      The Company published four domestic automotive titles (the "Automotive Magazines") until March 1999, that had a combined average monthly circulation of approximately 749,000 copies. These titles were Four Wheeler, Stock Car Racing, Open Wheel and Drag Racing Monthly.

      Revenues for the Automotive Magazines were $4.9 million for the year ended December 31, 1999, representing 6% of the Company's net revenues for this period.

MEN'S HEALTH & FITNESS

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

PRODUCTION, PRINTING, NEWSSTAND DISTRIBUTION AND SUBSCRIPTION FULFILLMENT

      The Company employs a staff of professionals to oversee the production, printing, distribution and fulfillment of its magazines. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, the Company is able to efficiently publish and distribute all of its publications. The Company's systems for both graphics and editing are also state-of-the-art, utilizing the services of only ten employees.

      Up until November 2001, the Company's magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation ("Donnelley") pursuant to several agreements (the "Agreements") which, after giving effect to an extension and amendment dated July 1997, were to expire in December 2003. In October 2001, Donnelley released the Company from the Agreements when it made the decision to close the printing plants that printed the magazines. Pursuant to an agreement dated October 12, 2001, the Company began using

Quebecor World to print these magazines effective for magazines printed starting in December 2001. In 2000, Forum and Variations were printed by Access Printing and in 2001 Forum and Variations were printed by Transcontinental Impression. Should the Company wish to change printers, it believes that other printers of similar quality could be engaged.

      The newsstand distribution of the Company's magazines is handled by Curtis Circulation Company ("Curtis Circulation") pursuant to an agreement that expires in November 2005 or upon prior notice by either the Company or Curtis Circulation. Curtis Circulation distributes the Company's publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides the Company with other services, including management information and promotional and specialty marketing services. The Company receives a cash advance from Curtis Circulation at the time each issue is released for sale. The Company recognizes revenue from newsstand sales based on its estimate of copy sales at such time as the issue is released for sale and adjusts the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation one hundred and eighty days after the off-sale date based upon the number of magazines actually sold, compared to the estimated number of copies sold that Curtis Circulation used to determine its cash advance.

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

      Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. The Company experienced a general postal rate increase of 6% in January 1999, 9.9% in January 2001 and 2.6% in July 2001. A postal rate increase of 11.6% will go into effect in July 2002.

ONLINE SEGMENT

      In August 1995, the Company launched a pay service, Penthousemag.com, on the Internet. Customers are sold a membership ranging from 2 days to one year, at prices ranging from $9.99 to $120.00. Revenues received from the sale of memberships to the Company's Internet Site are recognized over the term of the membership. The membership gives the customer access to adult-oriented photographs, video feeds and chat rooms via a personal identification number that expires according to the membership period selected. Memberships are billed to the customers' credit card in accordance with the Federal Communications Commission's safe harbor provision. The Company also hosts several other third party Internet sites that also provide adult-oriented entertainment. Under these agreements, the Company provides a banner on its Internet Site as well as hosting and billing services for these third party providers who are responsible for the content and maintenance of their site. In return the Company receives a portion of the paid membership fees to these sites in accordance with the agreements. In January 2000 the Company also began selling advertising banners on its Internet Site. Net revenues from the internet for the years ended December 31, 2001, 2000 and 1999 were $9.8 million, $12.8 million and $12.8 million, respectively, representing 15%, 17% and 17% of the company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

PRODUCTS AND SERVICES - ENTERTAINMENT SEGMENT

      The Company's entertainment segment produces and distributes adult-oriented entertainment products, including pay-per-call telephone lines, DVD's, video cassettes and pay-per-view programming. Revenues of the entertainment segment were $2.9 million, $3.3 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing 4%, 4% and 5% of the Company's net revenues for these periods, respectively, after excluding net revenues attributable to the Automotive Magazines.

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

      The Company develops, produces and distributes products for the domestic and international home video and pay-per-view markets. Since 1990, the Company has produced 89 videos, which were released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. up to June 1999. In June 1999, the Company entered into an agreement with Image Entertainment, whereby the Company licensed the domestic distribution of its catalog titles on DVD for a non-recoupable up-front license fee of $0.9 million and a royalty fee based on the number of units sold. The Company is amortizing the up-front licensing fee over the term of the contract. In June 1999 the Company also entered into an agreement with Image Entertainment, whereby the Company licensed the domestic distribution of its full length feature film, Caligula, on DVD for a recoupable up-front license fee of $0.1 million against a royalty fee based on the number of units sold thereafter. The upfront license fee under this agreement was fully recouped during the year 2000 and the Company is continuing to earn royalties over and above the up-front license fee. In July 2000 the Company entered into an agreement with Image Entertainment whereby the Company licensed the foreign distribution of its video cassettes and DVD's for a recoupable up-front license fee of $0.5 million against a royalty fee based on the number of units sold thereafter. The up-front license fee under this agreement was fully recouped during 2001 and the Company is continuing to earn royalties over and above the up-front license fee. The video cassettes and DVD's are also offered for sale through the Penthouse store on the Company's internet site and are advertised in the Company's magazines. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than "R" and feature Penthouse centerfold models. Many of the Company's videos are also sold internationally through licensing arrangements. In 1999, the Company entered into agreements with BET Action PPV, HBO, Viewer's Choice and various smaller independent pay-per-view channels. Revenues received from these agreements based on the number of pay-per-view purchases and fixed amounts per program and were $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

DEPENDENCE ON CUSTOMERS

      No customer of the Company accounted for more than ten percent of the Company's net revenues in 2001, 2000 or 1999, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company. However, one advertising agency placed $2.0 million, $2.3 million and $2.2 million in advertising revenues in Penthouse magazine and the Affiliate Publications in 2001, 2000 and 1999, respectively. These revenues represent 3% of the Company's net revenues in 2001, 2000 and 1999, respectively, after excluding net revenues attributable to the Automotive Magazines.

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

EMPLOYEES

      As of March 28, 2002, the Company employed 107 full-time employees, none of whom are members of a union, and 6 part-time employees.

ITEM 2. PROPERTIES.

      The Company's principal corporate offices for the publishing, online and entertainment segments are located in New York City at 11 Penn Plaza. The Company leases office space at various locations, as set forth below.

                                                                            Approx.           Lease
Location                            Principal Use                           Sq. Ft.           Expiration
--------                            -------------                           Occupied          Date
                                                                            --------          ----------
11 Penn Plaza,                      Principal Corporate, Publishing,         49,000           March 11, 2009
New York, New York                  Production and Sales Office

Chicago, Illinois                   Sales Office                                800           March 31, 2002

Los Angeles, California             Sales Office                                250           March 31, 2002

      The Company has a ten-year and seven month lease for its principal corporate offices which commenced on August 11, 1998 and requires annual lease payments of $1.7 million until December 31, 2001 and thereafter of $1.9 million until the expiration of lease. The Company believes that its principal corporate offices are suitable and adequate for its current business operations and that, upon expiration of the lease, it will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

      The Company also uses a 17,000 square foot townhouse located in New York City (the "Townhouse"), owned by GMI and Robert C. Guccione, for Company related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary (the "Properties and Salary Allocation Agreement"), the Company reimbursed GMI approximately $0.6 million, $0.5 million and $0.5 million in 2001, 2000 and 1999 respectively for the use of such property. See "Certain Relationships and Related Transactions."

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

      On January 23, 1997, the Company filed in United States District Court for the Southern District of New York an action under the Racketeer Influenced and Corrupt Organizations Act alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the "DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for arbitration. DEC and the Company have mutually agreed to indefinitely postpone this arbitration subject to reinstatement by either party on six months notice to the other. The Company intends to vigorously defend itself in the arbitration should it be reinstated. In the opinion of management, the outcome of these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

      On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione, GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1.1 million, interest at the rate of 9% per annum from September 1, 2001 and attorneys fees. The Defendants have until April 22, 2002 to file their answer to the complaint. However, the Court has ordered the case to mediation, which mediation is to be completed no later than June 17, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert C. Guccione and GMI. In the opinion of management, the outcome of these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY STOCK AND RELATED
                    STOCKHOLDER MATTERS.

      As of March 28, 2001, 475,000 shares of the Company's $.01 par value common stock (the "Common Stock") issued and outstanding were owned by one holder, GMI, and an additional 2,401 shares of Company's Common Stock were held by two former Warrant holders who converted common stock purchase warrants into Common Stock on December 22, 2000. There is no established public trading market for the Common Stock.

      Holders of shares of Common Stock are entitled to receive dividends out of funds legally available for payment thereof in such amounts per share as may be declared by the Company's Board of Directors, subject to the restrictions contained in an Indenture (the "Indenture"), dated December 21, 1993, which was entered into by the Company and IBJ Whitehall Bank & Trust Company, as trustee, in connection with the issuance of Series A 10 5/8% Senior Secured Notes Due 2000 (the "Series A Notes") in the aggregate principal amount of $85 million in the Private Offering. Pursuant to the Indenture, that was extended and amended on March 29, 2001 in connection with an exchange of the Senior Secured Notes as more fully described below, the Company may not declare a dividend on the Common Stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. The Company's subsidiaries, however, are permitted to make inter-company dividends on their shares of common stock. The Company did not declare any dividend for the fiscal years ended December 31, 1999, 2000 or 2001.

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

      The Company also issued in the Private Offering 187,506 common stock purchase warrants (the "Warrants") to purchase an aggregate of 25,000 shares of Common Stock (approximately 5% of the outstanding Common Stock) (the "Warrant Shares"). In July 1995 the Company repurchased 5,000 Warrants. On December 22, 2000, the holders of 18,009 Warrants exercised them, at an exercise price of $.01 per Warrant Share, for 2,401 shares of the Company's Common Stock. 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants, which were held by the holders of the Series B Notes, was extended as part of the negotiations for the refinancing of the Notes.

      On March 29, 2001 (the "Closing Date") the Company refinanced the Series B Notes and Warrants. Under the refinancing agreement, pursuant to the exemption from registration contained in Section 3(a) (9) of the Securities Act of 1933, the Company exchanged $51.5 million of principal amount of Series B Notes and any Warrants held by Consenting Holders for new notes (the "Series C Notes") and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001.

      The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments ranging from a total of $3.7 million during the first year following the Closing Date to a total of $6.5 million in the second year following the Closing Date and $4.6 million in the first three quarters of the third year following the Closing Date. In addition, further amortization equal to 50% of excess cash flow in each year is required. The Company has pledged substantially all of its assets as collateral for the Series C Notes. The Indenture was amended to reflect the above mentioned payments and to reflect the March 29, 2004 maturity of the Series C Notes.

      The 9,905 shares of preferred stock issued to exchanging Noteholders carries an initial liquidation preference of $10 million, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible, after 2 years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The preferred stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at the end of the fifth year. The preferred stock may be optionally redeemed by the Company at a discount during the first and second years following the Closing Date, at redemption prices of $6 million if redeemed in the first year and $10 million in the second year, and may be optionally redeemed at increasing premiums during the third, fourth and fifth years, provided that the Series C Notes are paid in full at or before the time of any redemption.

      There is no established public trading market for the Series C Notes, the Company's common stock or its preferred stock. The Company does not intend to list the Series C Notes or its equity securities on any securities exchange.

ITEM 6. SELECTED FINANCIAL DATA (a).

                                                                        Year Ended December 31,
                                                           ------------------------------------------------
                                                                             (In millions)

                                                            1997       1998       1999      2000      2001
                                                            ----       ----       ----      ----      ----
  OPERATING DATA:
   Net revenue                                             $103.8     $105.1     $78.8     $76.0      $65.4
   Operating income (loss)                                    7.4        5.5      (0.8)     11.8        7.3
   Debt restructuring expenses                                                                          9.6
   Interest expense, net                                      9.3        9.4       7.2       6.4        7.7
   Gain on sale of Automotive Magazines                         -          -      30.7         -          -
   Income (loss) before extraordinary item                   (1.9)      (3.9)     19.2       3.2       (9.9)
   Extraordinary gain from extinguishment of debt,
    net of income taxes of $15 in 1999 and $465 in
    2000                                                                           0.7       0.6
   Net income (loss)                                         (1.9)      (3.9)     19.9       3.8       (9.9)
  OTHER DATA:
   Depreciation and amortization                             $1.9       $1.8      $0.9      $0.7       $0.6
   Capital expenditures                                       0.3        2.8       0.6       0.2        0.1
   Ratio of earnings to fixed charges                         (b)        (b)       3.5       1.7        (b)
  BALANCE SHEET DATA:
   Total assets                                             $42.6      $41.9     $30.3     $32.8      $25.8
   Current maturities of senior debt securities                 -          -      51.8       2.9        5.8
   Senior debt securities, less current maturities           79.5       79.6         -      49.1       43.3
   Manditorily redeemable convertible preferred stock                                                   9.5
   Total stockholders' deficiency                           (73.8)     (78.1)    (56.7)    (52.7)     (63.9)

(a) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(b) For the years ended December 31, 1997, 1998 and 2001, earnings were insufficient to cover fixed charges by $2,526,000, $4,396,000 and $10,255,000, respectively.

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 8. "Financial Statements and Supplementary Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies included in Note 1 of the Notes To Consolidated Financial Statements.

      These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements. Revenues, expenses, accrued liabilities and allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

      a. Revenue Recognition - Sales of magazines for retail distribution are recorded on the on-sale date of each issue based on an estimate of the revenue for each issue of the magazine, net of estimated returns. These estimates are based upon several factors, including but not limited to historical trends, days on sale and special editorial or pictorial content. Estimated revenues are adjusted to actual revenues as actual sales information becomes available. Actual sales information generally becomes available ninety days after the on-sale date for U.S. and Canadian sales and final settlement occurs one hundred and eighty days after the off-sale date for U.S., Canadian and international sales.

            Advances in the amounts of $1,000,000 and $3,000,000 relating to two distribution agreements for the Company's magazines are being recognized as revenue on a straight-line basis over the ten year terms of each of the related contracts. An advance in the amount of $900,000 relating to a licensing agreement for domestic sales of the Company's digital video disc versions of its video products is being recognized as revenue on a straight line basis over the seven year term of the agreement.

      b. Accrued Retail Display Allowances - Retail display allowances are payments made to convenience stores, bookstores and newsstands as an incentive to handle and sell magazines. The formula used to calculate the allowance is negotiated on an individual basis with each outlet owner and varies accordingly. However each formula is based on a combination of a percentage of sales dollars and an amount per copy sold. Accruals for retail display allowances are recorded as a selling expense on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available the accruals are adjusted accordingly. Accrued retail display allowances at December 31, 2000 and 2001 were $2,365,000 and $1,407,000, respectively.

      c. Income Taxes - In preparing our financial statements we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our net loss in the current year and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance.

      d. Other Loss Reserves - We have numerous other loss exposures, such as accounts receivable and circulation shortfall reserves. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for the fiscal years beginning after December 31, 2001. The supercedes SAFS 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statements. The Company does not believe that this statement will have a material effect on the Company's financial statements.

Certain provisions of The Emerging Issues Task Force pronouncement EIFT 01-9, " Accounting for Considering Given by a vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Company is evaluating the impact that this pronouncement will have on the Company's financial statements as it relates to retail display allowances.

CONTRACTUAL OBLIGUATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off the balance sheet financing other than operating lease arrangements for office premises and related equiptment. The following table summarizes all commitments under contractual obligations as of December 31, 2001:

                                 ---------------Obligations due-------------
                                  Total     1      2-3     4-5      Over 5
                                 Amounts   Year   Years   Years      Years
                                 ---------------(In millions)---------------
Senior Secured Notes              $49.1    $5.8   $43.3    $ -        $ -
Operating Leases                   13.6     1.9     3.7     3.8        4.3
Other Long-Term Liabilities         1.0     0.2     0.5     0.2         -
                                  -----    ----   -----    ----       ----
Total Cash Obligations            $63.7    $7.9   $47.5    $4.0       $4.3
                                  =====    =====  =====    =====      ======

Interest On Senior Secured Notes  $14.5    $7.0   $7.5     $ -        $ -
                                  =====    =====  =====    =====      ======

                             LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, the Company had $2.4 million in cash and cash equivalents, compared to $6.4 million at December 31, 2000. During the year ended December 31, 2001, the Company provided $4.1 million in cash flows from operating activities. However the Company paid $3.2 million in advances to an affiliated company, incurred $2.0 million in debt issuance costs and paid $2.9 million in mandatory principal payments for its Series C Notes, resulting in a net decrease in its cash balance at December 31, 2001. At December 31, 2001, the Company's current liabilities exceeded current assets by $22,331,000.

      The Company's Series C Notes require interest payments of approximately $7.0 million and amortization payments of $5.8 million during the next year. The management of the Company does not believe it can generate sufficient funds from operations to make all of the required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is currently in discussions with holders of the Series C Notes for a reduction in the amount of the debt service payments. There can be no assurance that the Company will be successful in obtaining a reduction in the debt service payments.

      The Company has undertaken the following actions to attempt to achieve profitability and improve cash flow:

      - On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action is expected to reduce the amount of cash required for salary and benefit expenses by an estimated $1.8 million during 2002 and an estimated $2.5 million on an annualized basis.

      - Reduce production costs of its magazines by changing the paper grades on its magazines and by changing their design to improve production efficiencies, thereby saving an estimated $0.5 million in cash during 2002 and an estimated $0.8 million on an annualized basis.

      - Reduce the amount of cash expended to promote subscriptions of the Affiliate Publications and reduce the amount of cash expended on other selling, general and administrative expenses by an estimated $1.4 million for 2002 and an estimated $1.6 million on an annualized basis.

      - Improve revenue by adding additional special issues of its magazines. Based on past experience, this action is expected to generate an estimated $0.1 million in additional cash during 2002.

      Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, the Company is contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that management will be able to achieve such a result.

Cash flows from operating activities

      Net cash provided by operating activities was $4.1 million for both the years ended December 31, 2001 and 2000. Net cash provided by operating activities for the year ended December 31, 2001 was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor and lower paper inventory levels. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Notes during the year ended December 31, 2001. The net cash provided by operating activities for the year ended December 31, 2000 was primarily the result of income from operations for the period after adjusting for the effect of non-cash items, the timing of advance payments from the Company's newsstand distributor and improved collections of accounts receivable. This was partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors and higher paper inventory levels. The increased purchase of paper in 2000 was made to take advantage of discounted prices and favorable credit terms offered by one of the Company's paper suppliers.

Cash flows from investing activities

      Cash used in investing activities for the year ended December 31, 2001 was $0.1 million, compared to cash used in investing activities of $0.2 million for the year ended December 31, 2000. The cash used in investing activities for the years ended December 31, 2001 and 2000 was the result of capital expenditures made during the respective periods.

Cash flows from financing activities

      Cash flows used in financing activities were $8.0 million for the year ended December 31, 2001, compared to cash flows used in financing activities of $3.1 million for the year ended December 31, 2000. Cash used in financing activities for the year ended December 31, 2001 was primarily the result of the payment of debt issuance costs of $2.0 million related to the refinancing of the Company's Series C Notes (See Notes 5 and 6 of the Notes To Consolidated Financial Statements), advances of $3.2 million to GMI during the year ended December 31, 2001 and the repayment of $2.9 million of principal amount of the Notes. Cash used in financing activities for the year ended December 31, 2000 was primarily the result of $2.9 million of advances to GMI during the period and debt issuance costs of $0.2 million related to the refinancing of the Company's Series C Notes. GMI repaid $4.5 million of advances during the year ended December 31, 2000 by a transfer of 100% of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other valuables which were appraised at $1.8 million and by the Company's utilization of $2.7 million of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 9 of the Notes To Consolidated Financial Statements). Affiliated company advances at December 31, 2001 increased $3.2 million from December 31, 2000. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default. At December 31, 2001, the Company has a loan receivable from the principal shareholder of GMI of $1.0 million. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2002.

      The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four (five before January
2000) affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. The Company suspended publication of the Affiliate Publication Hot Talk in December 1999 due to the poor financial performance of the magazine and the Automotive Magazines were sold on March 2, 1999. In December 1999, the Company launched Power magazine which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The online segment is engaged in the sale of memberships to the Company's Internet Site, the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, DVD's, video cassettes and pay-per-view programming.

      The Company's revenues were $65.4 million for the year ended December 31, 2001, compared to revenues of $76.0 million for the year ended December 31, 2000, a decrease of $10.6 million. Newsstand revenues were $33.8 million and $40.2 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $6.4 million. Of this decrease, $0.5 million is due to the suspension of publication of Power Magazine. Newsstand revenues from Mens Magazines were $33.8 million and $39.6 million for the year ended December 31, 2001 and 2000, respectively. Advertising revenues were $8.3 million and $9.5 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $1.2 million. Of this decrease, $0.7 million is due to the suspension of publication of Power Magazine. Advertising revenues from Mens Magazines were $8.3 million and $8.8 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.5 million. Subscription revenues were $7.3 million and $6.9 million for the year ended December 31, 2001 and 2000, respectively, an increase of $0.4 million. The increase in subscription revenues is attributable to Mens Magazines. Revenues for the online segment were $9.8 million and $12.8 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $3.0 million. Revenues for the Entertainment Segment were $2.9 million and

$3.3 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.4 million. Revenues from the Company's video business were $2.1 million and $2.2 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.1 million. Revenues from the Company's pay-per-call business were $0.7 million and $1.1 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.4 million.

      Income from operations was $7.3 million and $11.8 million for the year ended December 31, 2001 and 2000 respectively, a decrease of $4.5 million. Income from operations was impacted by:

- an increase in reserves for bad debts of $2.6 million consisting of reserves of approximately $1.9 million related to loans and advances to affiliated companies, approximately $0.4 million related to royalties receivable and approximately $0.3 million related to receivables from subscription agents,

-     a decrease in the number of mens magazines sold,

-     decreased revenues from the online and entertainment segments,

-     an increase in revenue from two additional issues of Girls of Penthouse,

-     an increase in the subscription price of Penthouse Magazine,

- decreased production costs and distribution costs as a result of a decrease in the number of newsstand copies printed and lower paper costs,

- decreased selling, general and administrative expenses due to decreased retail display allowance expense, salaries and benefits, bank charges, legal expenses and public relation expenses, partially offset by increased subscription acquisition expense, insurance expense and professional fees.

      Other income (expense) was $(17.3) million for the year ended December 31, 2001 compared to net other income (expense) of $(6.4) million for the year ended December 31, 2000. Included in other income (expense) for the year ended December 31, 2001 are debt restructuring expenses of $9.6 million related to the refinancing of the Company's Notes on March 29, 2001 (see Note 5 of the Notes To Consolidated Financial Statements). Other income (expense) also includes interest expense of $8.0 million for the year ended December 31, 2001, compared to interest expense of $6.9 million for the year ended December 31, 2000, an increase of $1.1 million. The increase is primarily due to an increase in the interest rate paid on the Company's Senior Secured Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new rate went into effect on January 1, 2001. Included in interest expense for the year ended December 31, 2000 are amortized debt issuance costs and discounts of $0.9 million.

      As a result of the above discussed factors, net loss before income tax expense (benefit) for the year ended December 31, 2001 was $10.0 million, compared to a net income of $5.5 million for the year ended December 31, 2000.

      The net revenues and income from operations of the Company were (in millions):

                                                                Income (loss)
                                              Net Revenue      from operations
                                             -------------     ---------------
                                               Year Ended         Year Ended
                                              December 31,       December 31,
                                             -------------      -------------
                                             2000     2001      2000     2001
                                             ----     ----      ----     ----
Publishing Segment                          $59.9    $52.7     $14.4    $13.5
Online Segment                               12.8      9.8       8.1      5.9
Entertainment Segment                         3.3      2.9       1.8      1.2
                                            -----    -----     -----    -----
                                            $76.0    $65.4     $24.3    $20.6
Corporate Administrative Expenses                              (12.5)   (13.3)
                                            -----    -----     -----    -----
                                            $76.0    $65.4     $11.8     $7.3
                                            =====    =====     =====    =====

PUBLISHING SEGMENT

      The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                           Income (loss)
                                        Net Revenue       from operations
                                       --------------     ---------------
                                         Year Ended         Year Ended
                                        December 31,        December 31,
                                       --------------      -------------
                                       2000      2001       2000     2001
                                       ----      ----       ----     ----
Penthouse Magazine and
  the Affiliate Publications          $56.6     $50.7      $13.5    $11.9
Foreign edition licensing               2.1       2.1        1.7      1.7
Power Magazine                          1.2      (0.1)      (0.8)    (0.1)
                                      -----     -----      -----    -----
                                      $59.9     $52.7      $14.4    $13.5
                                      =====     =====      =====    =====

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

      Revenues for Penthouse magazine and the Affiliate Publications were $50.7 million and $56.6 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $5.9 million. Newsstand revenue was $33.8 million and $39.6 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $5.8 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse, Penthouse Letters and Variations magazines. Newsstand sales have been adversely affected by the weakness in the economy in 2001 and by the ongoing consolidations of companies within the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $8.3 million and $8.8 million for the years ended December 31, 2001 and 2000, respectively, a decrease of $0.5 million. The decrease in advertising revenue is primarily attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine, partially offset by an increase in the number of advertising pages sold in this publication. Subscription revenue was $7.3 million and $6.9 million for the years ended December 31, 2001 and 2000, respectively, an increase of $0.4 million. The increase is due to an increase in the net revenue per copy sold of the Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999, the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions over the past nine quarters as old subscriptions expire and they are replaced by new subscriptions sold at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

      Publishing-production, distribution and editorial expenses were $24.2 million and $28.2 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $4.0 million. Paper costs were $8.4 million and $11.3 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $2.9 million. Print costs were $8.7 million for the year ended December 31, 2001, compared to $9.5 million for the year ended December 31, 2000, a decrease of $0.8 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper, and a decrease in the number of pages per issue, partially offset by paper and printing costs for two additional issues of Girls of Penthouse in 2001 and increased printing costs due to price increases for inflation contained in the Company's contracts with its printers. Distribution costs were $4.2 million for both the years ended December 31, 2001 and 2000. Editorial costs were $2.9 million and $3.3 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.4 million.

      Selling, general and administrative expenses were $14.5 million for the year ended December 31, 2001, compared to $14.7 million for the year ended December 31, 2000, a decrease of $0.2 million. The decrease is primarily due to a decrease in retail display allowance of $0.7 million and a decrease in salary and benefit expense of $1.0 million, partially offset by an increase in subscription costs of $1.1 million, consulting expenses of $0.1 million, fulfillment expenses of $0.1 million, other taxes of $0.1 million and newsstand rack expense of $0.1 million during the year ending December 31, 2001.

Trends - Penthouse and the Affiliate Publications

      The Company has experienced a steady decline in the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold over the past several years. From 1997 to 2001, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 33%. The Company believes that the loss of several newsstand distribution outlets due to the change in social climate toward men's magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing consolidations of companies in the magazine distribution industry, have largely contributed to the overall decrease in circulation. The Company has raised the cover prices of the magazines and reduced production costs to partially offset this decline. The Company believes that the most significant consolidations likely in the magazine distribution industry have already taken place. The Company also believes that newsstand sales will improve slightly during 2002, as a result of special marketing strategies it has implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and as a result of the economic recovery expected to occur during the second half of 2002. These positive trends are expected to be partially offset by a continued loss of outlets due to various factors, including changes in the ownership of chains of convenience stores, which can result in a loss of business if a new owner no longer wishes to carry adult oriented products.

      The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of the Company's magazines over the past several years, which has the effect of decreasing advertising rates. In addition, there has been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. The Company believes that despite this trend, advertising revenue will remain fairly stable during 2002 as magazine circulation begins to increase for the reasons stated above and as the market for advertising improves as a result of the economic recovery expected in the second half of 2002. However the Company expects advertising revenue to decline in following years as a result of the decreasing demand for pay-per-call services.

      The Company has also experienced a steady decline in number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. The Company believes the reasons for the decrease are similar to the reasons for the declining newsstand sales, but has also resulted from increases in the subscription prices of the magazines and lowered discounts offered to subscription agents. The Company increased the subscription prices of the magazines and lowered discounts to subscription agents in order to increase the profitability of subscription sales. The Company is not planning to increase the subscription prices for the magazines in the foreseeable future and expects the number of subscription sales to remain fairly stable during 2002. However, the 11.6% increase in postal rates that will go into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis. The Company will attempt to partially offset the effect of this increase by reducing its subscription related promotional expenses.

      The Company has been steadily reducing its publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue and changing the grades of paper used to produce the magazines. These expenses are expected to decrease further in 2002 as a result of further changes made in paper grades on some of the magazines. The Company expects printing costs to increase due to price increases for inflation contained in the Company's contracts with its printers. The Company projects that paper prices, which have been decreasing during 2001, will remain stable during 2002. However, paper prices are volatile and a large increase in prices could have a material adverse affect on the Company's cash flows and profitability.

      Selling, general and administrative expenses are expected to decrease as a result of a reduction in the number of employees in 2002. In future years, selling, general and administrative expenses are expected to increase at about the same rate as inflation.

FOREIGN EDITION LICENSING

      Revenues from licensing of foreign editions were $2.1 million for both the years ended December 31, 2001 and 2000, respectively.

      Selling, general and administrative expenses were $0.4 million for both the years ended December 31, 2001 and 2000.

Trends  - Foreign Edition Licensing

      Revenue from licensing of foreign editions has remained fairly stable over the past several years. While declining circulation at mens magazines around the world has resulted in lower royalty payments per licensee each year, the Company has been able to maintain its licensing revenue by adding new licensees to offset the declining royalty payments. The Company expects this trend to continue and for foreign edition licensing revenue to remain fairly consistent during 2002.

      In 2002 and future years, selling, general and administrative expenses for foreign edition licensing are expected to increase at about the same rate as inflation.

POWER MAGAZINE

      Publication of Power magazine was suspended after the November 2000 issue. Revenues for Power magazine were $1.2 million for the year ended December 31, 2000, consisting of newsstand revenues of $0.5 million and advertising revenues were $0.7 million, respectively.

      Publishing-production, distribution and editorial expenses were $1.3 million for the year ended December 31, 2000.

      Selling, general and administrative expenses were $0.7 million for the year ended December 31, 2000.

ONLINE SEGMENT

      Revenues for the online segment were $9.8 million and $12.8 million for the years ended December 31, 2001 and 2000, respectively, a decrease of $3.0 million. The decrease is due to a decrease in the sale of memberships to the Internet Site of $3.4 million, partially offset by an increase in advertising revenues from banners in the Internet Site of $0.1 million and online store revenue of $0.3 million during the year ending December 31, 2001. The company experienced a decline in new members due to weakness in the U.S. economy during the year ended December 31, 2001 and due to its use of more aggressive credit card validation methods in order to comply with Visa's more stringent requirements regarding chargeback levels. To offset this decline the company has intensified its efforts to attract more advertisers to the Internet Site, which has resulted in increased advertising revenue during the year ended December 31, 2001 and has implemented more varied pricing plans to attract new members and retain existing members.

      Direct costs were $0.4 million for the year ended December 31, 2001 and $0.6 million for the year ended December 31, 2000, respectively, a decrease of $0.2 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.2 million for the year ended December 31, 2001.

      Selling general and administrative expenses were $3.5 million for the year ended December 31, 2001, compared to $4.1 million for the year ended December 31, 2000, a decrease of $0.6 million. The decrease is primarily attributable to lower bank charges of $0.8 million and decreased consulting fees of $0.2 million, partially offset by increased salaries and benefits of $0.4 million during the year ended December 31, 2001.

Trends  - Online Segment

      Revenues from the online segment leveled off in 2000 and then declined in 2001 primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, and the weakness in the U.S. economy during the year ended December 31, 2001. The Company does not believe it will need to intensify its validation methods any further in the near term to meet Visa's requirements and expects that 2002 revenue from the online segment will be slightly higher than those achieved in 2001. In addition, the marketing initiatives stated above and the anticipated economic recovery during the second half of 2002 are expected to help increase sales of memberships in 2002. However, Visa has the right to modify the maximum chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, the Company may need to intensify its validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. In addition, MasterCard and

Discover have not set maximum chargeback levels for their credit card transactions. If MasterCard or Discover decides to establish a maximum chargeback level, the Company may need to intensify its validation methods further to meet their requirements. The Company currently applies the same validation techniques to the credit card transactions of all three companies even though MasterCard and Discover have not established a maximum chargeback level. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in the online revenue. Revenues from advertising banners in the Internet Site are expected to remain consistent with 2001 and revenue from the online store is expected to increase slightly in 2002 as more products are added to the store.

      Direct costs are expected to remain about the same during 2002. Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees and in future years to increase at about the same rate as inflation.

ENTERTAINMENT SEGMENT

      Revenues from the Entertainment Segment were $2.9 million for the year ended December 31, 2001, compared to $3.3 million for the year ended December 31, 2000, a decrease of $0.4 million. The Company's video business revenues were $2.1 million for the year ended December 31, 2001 compared to $2.2 million for the year ended December 31, 2000, a decrease of $0.1 million. Revenues for the year ended December 31, 2001 were lower because the company re-released many of its older movies on DVD format during the prior year causing sales to be higher during the prior period. Revenues from the Company's pay-per-call business were $0.7 million and $1.1 million for the year ended December 31, 2001 and 2000, respectively, a decrease of $0.4 million. Revenues for the year ended December 31, 2001 were lower due to lower billable minutes.

      Direct costs were $0.6 million for both years ended December 31, 2001 and 2000 respectively.

      Selling, general and administrative expenses were $0.9 for both years ended December 31, 2001 and 2000 respectively.

Trends - Entertainment Segment

      Revenues from the Entertainment Segment have been declining over the past few years primarily as a result of a steady decrease in demand for pay-per-call services. The Company expects pay-per-call revenue to continue to decline during 2002 and thereafter. The Company's video business revenues have been fairly consistent over the past few years and are expected to remain around the same as in 2001.

      Direct costs are expected to increase at about the same rate as inflation in 2002. Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees.

CORPORATE ADMINISTRATIVE EXPENSE

      Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $13.3 million for the year ended December 31, 2001 compared to $12.5 million for the year ended December 31, 2000, an increase of $0.8 million. This increase is primarily attributable to increased bad debts expense of $1.9 million, consisting of a reserve of $1.1 million against an unsecured loan receivable from an entity which is owned by GMI's principal shareholder and a reserve of $0.8 million against the amount due from GMI and the Other GMI Subsidiaries (See Note 12 of the Notes To Consolidated Financial Statements), and an increase in insurance expense of $0.3 million, partially offset by a decrease in legal fees of $0.6 million, salary expense of $0.5 million, travel expense of $0.1 million and promotional expense of $0.1 million.

Trends - Corporate Administrative Expense

      Corporate administrative expenses are expected to decrease during 2002 due to a reduction in the number of employees.

RENT EXPENSE FROM AFFILIATED COMPANY

      Rent expense from affiliated company represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.6 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

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

      Income from operations was $11.8 million for the year ended December 31, 2000, compared to a loss from operations of $0.8 million for the year ended December 31, 1999. Income from operations were impacted by:

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

      As a result of the above discussed factors, net income before income tax expense (benefit)for the year ended December 31, 2000 was $5.5 million, compared to a net income of $22.6 million for the year ended December 31, 1999.

      The net revenues and income from operations of the Company were (in millions):

                                                                Income (loss)
                                               Net Revenue      from operations
                                             ---------------    ---------------
                                                Year Ended         Year Ended
                                               December 31,       December 31,
                                             ---------------    ---------------
                                              1999     2000      1999      2000
                                              ----     ----      ----      ----
Publishing Segment                           $62.2    $59.9      $5.6     $14.4
Online Segment                                12.8     12.8       7.2       8.1
Entertainment Segment                          3.8      3.3       1.2       1.8
                                             -----    -----     -----     -----
                                             $78.8    $76.0     $14.0     $24.3
Corporate Administrative Expenses                               (14.8)    (12.5)
                                             -----    -----     -----     -----
                                             $78.8    $76.0     $(0.8)    $11.8
                                             =====    =====     ======    =====

PUBLISHING SEGMENT

      The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                          Income (loss)
                                      Net Revenue        from operations
                                    ---------------      ---------------
                                       Year Ended           Year Ended
                                      December 31,         December 31,
                                    ---------------      ---------------
                                     1999      2000      1999       2000
                                     ----      ----      ----       ----
Penthouse Magazine and
  the Affiliate Publications        $55.1     $56.6      $4.4      $13.5
Foreign edition licensing             2.0       2.1       1.6        1.7
Power Magazine                        0.2       1.2      (0.8)      (0.8)
Automotive Magazines                  4.9                 0.4
                                     -----    -----      ----      -----
                                    $62.2     $59.9      $5.6      $14.4
                                    =====     =====      ====      =====

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

ONLINE SEGMENT

      Revenues for the online segment were $12.8 million for both the years ended December 31, 2000 and 1999. Revenues from the sale of memberships to the Company's internet site decreased by $0.6 million during the year ended December 31, 2000, offset by increased advertising revenue of $0.6 million from banners on the Internet Site during the same period. The Company experienced a decline in new members due its use of more aggressive scubbing methods in order to comply with Visa's more stringent requirements regarding chargeback levels. Memberships were also impacted by the decision of American Express to withdraw from the adult entertainment business, which eliminated one possible payment option for customers. To attempt to offset this decline the company intends to intensify its marketing efforts and to offer more promotional incentives to attract new customers and advertisers to the Internet Site.

      Direct costs were $0.6 million for the year ended December 31, 2000 and $1.0 million for the year ended December 31, 1999, respectively, a decrease of $0.4 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.3 million and decreased costs of $0.1 million for content purchased for use on the Internet Site.

      Selling general and administrative expenses were $4.1 million for the year ended December 31, 2001, compared to $4.5 million for the year ended December 31, 2000, a decrease of $0.4 million. The decrease is primarily attributable to decreased consulting fees of $0.8 million and decreased web hosting charges of $0.2 million, partially offset by increased bank charges of $0.6 million.

ENTERTAINMENT SEGMENT

      Revenues from the Entertainment Segment were $3.3 million for the year ended December 31, 2000, compared to $3.8 million for the year ended December 31, 1999, a decrease of $0.5 million. The Company's video business revenues were $2.2 million for the year ended December 31, 2000 compared to $2.4 million for the year ended December 31, 1999, a decrease of $0.2 million. The decrease was primarily due to lower revenue from pay per view agreements during the year ended December 31, 2000. Revenues from the Company's pay-per-call business were $1.1 million and $1.4 million for the year ended December 31, 2000 and 1999, respectively, a decrease of $0.3 million. Revenue for the year ended December 31, 2000 was lower due to higher chargebacks and reserve rates, lower billable minutes and the termination of certain contracts with respect to the Company's smaller service bureaus.

      Direct costs were $0.6 million for the year ended December 31, 2000, compared to $1.5 million for the year ended December 31, 1999, a decrease of $0.9 million. The decrease is primarily attributable to decreased costs due to a change to a new national wholesale distributor of DVD's and video cassettes.

      Selling, general and administrative expenses were $0.9 million and $1.3 million for the year ended December 31, 2000 and December 31, 1999, respectively, a decrease of $0.4 million. This decrease is primarily attributable to decreased consulting expenses of $0.2 million and decreases in other various selling, general and administrative expenses of $0.2 million..

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

ADDITIONAL SEGMENT INFORMATION

      See Note 13 of the Notes to Consolidated Financial Statements for additional information on the Company's business segments.

                           Forward-Looking Statements

      In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; (g) the impact of terrorist attacks; and (h) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

      Interest Rates-As of December 31, 2000, the Company had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 the Company exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July, October and December 2001, the Company retired $0.7 million, $1.1 million and $0.7 million of the new debt, respectively in accordance with the requirements of the Series C Notes. The Company is subject to market risk based on potential fluctuations in current interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors of the Company serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each director and executive officer of the Company at March 28, 2002.

                                                                            Date          Date
                                                                          Elected      Elected to
                                   Positions Presently Held with the         as          Present
Name                     Age                   Registrant                 Director       Office
------------------    --------   -------------------------------------    --------     ----------
Robert C. Guccione       71      Director, Chairman of the Board,            1993         1993
                                 Publisher, Chief Executive Officer

Nina Guccione            42      Director, Executive Vice President,         2000         2000
                                 Assistant Secretary


John D. Orlando          48      Director, Senior Vice President,            1999         1998
                                 Chief Financial Officer and Treasurer

Laurence B. Sutter       58      Senior Vice President, General               --          1997
                                 Counsel, Secretary

William F. Marlieb       73      Director                                    1993           --

Phyllis Schwebel         74      Director                                    1993           --

Jerry Siano              68      Director                                    2000           --

The business experience for the last 5 years of the current directors and executive officers of the Company and those individuals who were directors or executive officers during 2001 is presented below.

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

JOHN C. PREBICH was a Director, President and Chief Operating Officer from May 2000 to January 2002. Prior to his appointment to that position, Mr. Prebich was Managing Director of the Company from August 1999 to May 2000. Since 1990, he has been the Chairman of the Board, owner and Publisher of KC Publishing, Inc.

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

JOHN L. DECKER was a Director of the Company from November 1993 until July 2001. Since 1983, he has been President of Decker & Associates, the publisher of Advertiser and Agency magazines. From 1978 to 1983, Mr. Decker was Senior Vice President and Group Publisher of Knapp Communications, which is responsible for the advertising and circulation of Architectural Digest, Bon Appetit, Go and Home magazines. Mr. Decker received his B.S. in Economics from Villanova University.

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

ITEM 11. EXECUTIVE COMPENSATION.

      The following table summarizes the compensation for services rendered to the Company during fiscal years 1999, 2000 and 2001 by (i) the Company's Chief Executive Officer, Robert C. Guccione, and (ii) each of the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under S.E.C. rules. The compensation for all such officers represents the amounts paid by the Company in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione) and the Expense Allocation Agreement (for all other such officers). See "Certain Relationships and Related Transactions."

Name and Principal Position                                            Annual Compensation
---------------------------                        -------------------------------------------------------------
                                                     Year          Salary(1)           Bonus          Other(2)
                                                   --------     ----------------      --------     -------------
Robert C. Guccione (3)                               2001         $ 1,295,462                        $ 356,972
  Chairman, Chief Executive Officer                  2000         $ 1,850,444                        $ 277,139
    and Publisher                                    1999         $ 1,530,000                        $ 674,124

John C. Prebich (4)                                  2001         $   475,000         $114,000
  President and Chief Operating Officer              2000         $   327,019         $142,500

Nina Guccione                                        2001         $    95,000
  Executive Vice President and                       2000         $   264,904
  Assistant Secretary                                1999         $   190,000

John D. Orlando                                      2001         $   236,510
  Senior Vice President-Chief                        2000         $   222,263
   Financial Officer and Treasurer                   1999         $   190,000         $  9,500

Lawrence B. Sutter                                   2001         $   176,831
   Senior Vice President, General Counsel            2000         $   166,985
   and Secretary                                     1999         $   159,015         $  6,000

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

(3) See "Certain Relationships and Related Party Transactions" for a description of amounts advanced by the Company to the Other GMI Subsidiaries, indirectly wholly owned by Mr. Guccione and a trust for the benefit of his children, in 1999, 2000 and 2001.

(4) Employment terminated in January 2002. In addition, the Company advanced $286,000 and $254,000 in 2000 and 2001 to KC Publishing, Inc., a company wholly owned by Mr. Prebich. See Note 12 of the Notes To Consolidated Financial Statements.

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

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      During 2001, two non-employee directors, Mr. Decker and Ms. Schwebel (the "Non-employee Members"), who have never served as officers of the Company or been employees of the Company, acted as the Company's Compensation Committee. Mr. Decker acted in this capacity until he resigned from his position as a director on July 19, 2001. On March 27, 2002, Mr. Siano, a non-employee director, was elected to serve on the Company's Compensation Committee.

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

RETIREMENT SAVINGS PLAN

      The General Media Communications, Inc. Employees' Retirement Savings Plan and Trust (the "Plan") is a tax-exempt defined contribution (401(k) plan covering all employees of GMI and its affiliates (including the Company) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make discretionary contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $10,500 in 2001. Participant's accounts are credited with the participant's contribution and an allocation of (a) GMI's contribution, if any,
(b) Plan earnings, and (c) forfeitures of terminated participants' nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 2001, Robert Guccione, Lawrence Sutter and Nina Guccione were 100% vested in profit sharing contributions made by GMI. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See "Certain Relationships and Related Transactions." The Company did not make any contributions to the Plan in fiscal years 1999, 2000 and 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of March 28, 2002, 475,000 shares of the Company's issued and outstanding Common Stock were held by GMI, 2,401 shares of the Company's Common Stock were held by two former Warrant holders who converted common stock purchase Warrants into Common Stock on December 22, 2000 and 10,906 shares of the Company's Class A Preferred Stock were held by the Consenting Holders. The following table sets forth certain information regarding the beneficial ownership of GMI's common stock as of March 28, 2002.

                                                         GMI                      Shares              Percent
Name and Address                                    Common Stock(1)          Beneficially Owned       of Class
--------------------------------                    ---------------          ------------------       --------
Robert C. Guccione
16 East 67th Street                                    Class A                     6.67                  66.7%
New York, New York  10022                              Class B                     0.00                   0.0

Robert C. Guccione Family                              Class A                     3.33                  33.3
Trust No. 1                                            Class B                     1.62                 100.0
C/O ATC Trustees (Cayman) Ltd.
Cayside, 2nd Floor
Harbor Drive
George Town, Cayman Islands, BWI

(1) Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

      Pursuant to the provisions of the Company's Certificate of Incorporation, if there should be a payment Event of Default under the indenture governing the Company's Series C Notes, the holders of the Company's Class A Preferred Stock would be entitled to appoint a majority of the members of the Company's Board of Directors for as long as such Event of Default shall continue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various Company related activities, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among the Company, GMI and a GMI subsidiary, the Company reimbursed GMI in the amounts of approximately $0.5 million in both 1999 and 2000, and $0.6 million in 2001, for the use of the Townhouse for Company purposes. See "Compensation Committee Interlock and Insider Participation in Compensation Decisions."

      The Properties and Salary Allocation Agreement also provides that the salary of Mr. Guccione is determined and paid by GMI. Pursuant to this agreement, the Company reimburses GMI for a portion of such salary based upon an allocation of the relative business time spent by Mr. Guccione on GMI related business and on Company related business. In 2001, 2000 and 1999, the Company reimbursed GMI in the amounts of approximately $1.3 million, $1.9 million and $1.5 million, respectively, for the allocable amount of Mr. Guccione's salary.

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

      The Company, GMI and the Other GMI Subsidiaries also have entered into an Expense Allocation Agreement, which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for the Company's principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione), data processing, accounting, production and sales support and administrative personnel. The Company pays such combined expenses and allocates to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of the Company solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 2000 and 2001 was $1.4 million and $3.8 million, respectively, as $3.0 million was advanced by the Company to GMI and the Other GMI subsidiaries in 1999, $2.9 million in 2000 and $3.2 million in 2001. In 2001, the Company established a reserve of $0.8 million against the amount due from GMI and the Other GMI Subsidiaries as collectability is not fully assured. As discussed more fully in
Note 5 of the Notes To Consolidated Financial Statements, on March 27, 2000, the Company received a payment of approximately $0.8 million toward this balance through the transfer of the outstanding stock of a subsidiary of GMI.

      In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from NTS, a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. The loan was in consideration of Mr. Guccione personally guaranteeing all material obligations of the Company under the agreement. Mr. Guccione defaulted on this loan when it became due upon the Company's refinancing of its Senior B Notes in March 2001. As provided in the agreement, NTS began to apply payments due the Company on its pay-per-call services to the loan. At December 31, 2001, the remaining principal balance of the loan and unpaid interest thereon amounted to $887,000. As more fully described in Note 10 of the Notes To Consolidated Financial Statements, NTS filed a complaint against Robert C. Guccione, GMI and the Company (the "Defendants") seeking damages in connection with this loan and with respect to claims that the Defendants had breached agreements with NTS.

      At December 31, 2001, the Company had a $1.0 million loan receivable from Mr. Guccione, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2002.

      At December 31, 2001, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione, which amount has been fully reserved at December 31, 2001 as collectability is not assured.

      Included in prepaid expenses and other current assets as of December 31, 2001 are approximately $0.4 million of receivables from KC Publishing, Inc., a company owned by the Company's former President and Chief Operating Officer. The Company has established a full reserve against these receivables as collectibility is not assured.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are being filed as part of this Report:

      (1)   See page F-1 for an index of consolidated financial statements.

      (2)   See page F-1 for an index of financial statement schedules.

      (3)   Exhibits:

          Exhibit
             No.           Description
          -------          -----------
            *3.2     --    By-Laws of the Company.

             3.3     --    Amended And Restated Certificate of Incorporation of the
                           Company, filed with the Secretary of State of Delaware
                           on March 29, 2001 (incorporated by reference to Exhibit
                           3.3 to the Company's Annual Report on Form 10-K for the
                           year ended December 31, 2000).

            *4.2     --    Indenture, dated as of December 21, 1993, between the
                           Company and IBJ Schroder Bank & Trust Company, as
                           trustee ("Trustee"), containing, as exhibits, specimens
                           of Series A Notes and Series B Notes.

            *4.4     --    Security Agreement, dated December 21, 1993, between the
                           Company and Trustee.

            *4.5     --    Pledge Agreement, dated December 21, 1993, between the
                           Company and Trustee.

            *4.6     --    Copyright Security Agreement, dated December 21, 1993,
                           between the Company and Trustee.

            *4.7     --    Trademark Security Agreement, dated December 21, 1993,
                           between  the Company and Trustee.

             4.8     --    First Supplemental Indenture, dated May 19, 1999, among
                           the Company, each of the Subsidiary Guarantors and IBJ
                           Whitehall Bank & Trust, as trustee (incorporated by
                           reference to Exhibit 4.7 to the Company's Annual Report
                           on Form 10-K for the year ended December 31, 2000).

             4.9     --    Second Supplemental Indenture, dated March 29, 2001,
                           among the Company, each of the Subsidiary Guarantors and
                           The Bank Of New York, as trustee, containing, as
                           exhibits, specimens of Series C Notes (incorporated by
                           reference to Exhibit 4.8 to the Company's Annual Report
                           on Form 10-K for the year ended

          Exhibit
             No.           Description
          -------          -----------
                           December 31, 2000).

            4.10     --    Registration Rights Agreement, dated as of March 29,
                           2001, between the Company and the holders of the
                           Company's Class A Preferred Stock (incorporated by
                           reference to Exhibit 4.9 to the Company's Annual Report
                           on Form 10-K for the year ended December 31, 2000).

            4.11     --    Amendment To Security Agreement, dated as of March 29,
                           2001, among the Company, each of the Subsidiary Grantors
                           and The Bank Of New York, as collateral agent
                           (incorporated by reference to Exhibit 4.10 to the
                           Company's Annual Report on Form 10-K for the year ended
                           December 31, 2000).

          +*10.1     --    Distribution Agreement, dated September 19, 1977, among
                           Curtis Circulation, Penthouse International, Ltd., Forum
                           International, Ltd., Viva International, Ltd., Penthouse
                           Photo World, Ltd. and Penthouse Poster Press, Ltd.;
                           Amendment No. 1, undated; Amendment No. 2, dated
                           September 8, 1982; Amendment No. 3, dated March 18,
                           1985; and Amendment No. 4, dated February 1, 1986.

           *10.8     --    Properties and Salary Allocation Agreement, dated
                           December 21, 1993, among the Company, GMI and Locusts on
                           the Hudson River Corp.

           *10.9     --    Expense Allocation Agreement, dated December 21, 1993,
                           among the Company, GMI and the Other GMI Subsidiaries.

          *10.10     --    Tax Sharing and Indemnification Agreement, dated
                           December 21, 1993, among the Company, GMI and the Other
                           GMI Subsidiaries.

          +10.11     --    Circulation Subscription Fulfillment Services Agreement,
                           dated September 15, 1994, between Palm Coast Data, Ltd.,
                           Penthouse International, Ltd., Omni Publications
                           International, Ltd., Longevity International, Ltd., Four
                           Wheeler Publishing, Ltd., Stock Car Racing Publications,
                           Inc., Open Wheel Publications, Inc., Super Stock
                           Publications, Inc., Forum International, Ltd. and
                           Variations Publishing International, Ltd.; Amendment,
                           dated September 16, 1994 (incorporated by reference to
                           Exhibit 10.15 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1994).

           10.13     --    Agreement of Lease between M393 Associates LLC and
                           General Media, Inc. (incorporated by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on
                           Form-10-Q for the quarter ended September 30, 1998).

           10.15     --    Amendment To Distribution Agreement, dated November 8,
                           1995, among Curtis Circulation Company, Penthouse
                           International, Ltd., Forum International, Ltd., Four
                           Wheeler Publishing, Ltd., Penthouse Letters, Ltd., Omni
                           Publications International, Ltd., Variations
                           International, Ltd., Girls Of Penthouse Publications,
                           Inc., Longevity International, Ltd., Hot Talk
                           Publications, Ltd., Stock Car Racing Publishing, Ltd.,
                           Super Stock And Drag Racing Illustrated Publishing,
                           Ltd., and Open Wheel Publishing, Ltd.

          Exhibit
             No.           Description
          -------          -----------
         ++10.16     --    Printing Agreement, dated October 12, 2001 between
                           Quebecor World, Inc. and General Communications, Inc.
                           (to print Penthouse, Girls Of Penthouse and Penthouse
                           Letters).

         ++10.17     --    Printing Agreement, dated April 26, 2001 between
                           Transcontinental Printing and General Media
                           Communications, Inc. (to print Penthouse - Canadian
                           Version, Forum and Variations and Forum and Variations
                           Specials)

            12.1     --    Computation of ratio of earnings to fixed charges.

            21.1     --    Subsidiaries of the Company.

----------
* Previously filed with Registration Statement No. 33-76716 on Form S-4, and incorporated herein by reference to such Registration Statement.
+ Confidential treatment has been granted with respect to certain information contained in this exhibit.
++ Confidential treatment has been requested with respect to certain information contained in this exhibit.

(b)   Reports on Form 8-K:

            No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES

                                                                                             Page
Report of Independent Certified Public Accountants                                             F-2

Financial Statements

      Consolidated Balance Sheets, December 31, 2000 and 2001                                F-3 - F-4

      Consolidated Statements of Operations for the Years
         Ended December 31, 1999, 2000 and 2001                                                F-5

      Consolidated Statement of Stockholder Deficiency for the Years
         Ended December 31, 1999, 2000 and 2001                                                F-6

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999, 2000 and 2001                                                    F-7 - F-8

      Notes to Consolidated Financial Statements                                             F-9 - F-26


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder deficiency and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, at December 31, 2001, the Company's current liabilities exceeded current assets by $22,331,000. In addition, it is unlikely that the Company can generate sufficient funds from operations to make all the mandatory payments required by its Series C Notes during 2002. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

New York, New York
March 8, 2002

                      General Media, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                             (amounts in thousands)

                     ASSETS                              2000        2001
                                                       -------     -------
CURRENT ASSETS
    Cash and cash equivalents                          $ 6,425     $ 2,431
    Accounts receivable, net of allowance for
       doubtful accounts of $1,301 in 2000
       and $1,852 in 2001                                6,220       3,340
    Inventories                                          6,323       4,447
    Prepaid expenses and other current assets            1,896       1,855
                                                       -------     -------

             Total current assets                       20,864      12,073

WORKS OF ART AND OTHER COLLECTIBLES                      2,270       2,270

PROPERTY AND EQUIPMENT - AT COST,
    net of accumulated depreciation and amortization     2,890       2,420

OTHER ASSETS
    Due from affiliated companies                        1,389       3,805
    Rent security deposits                               1,562       1,496
    Deferred subscription acquisition costs, net           690       1,282
    Loan to shareholder                                  1,000       1,000
    Loan to affiliated company                           1,086
    Deferred debt issuance costs, net                      165
    Other                                                  896       1,440
                                                       -------     -------

                                                         6,788       9,023
                                                       -------     -------

                                                       $32,812     $25,786
                                                       =======     =======

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                                  December 31,
                             (amounts in thousands)

    LIABILITIES AND STOCKHOLDER DEFICIENCY                   2000         2001
                                                          ----------    --------
CURRENT LIABILITIES
    Current maturities of Senior Secured Notes            $  2,943      $  5,800
    Accounts payable                                         9,799        12,439
    Accrued retail display allowances                        2,365         1,407
    Deferred revenue                                        10,151         9,551
    Accrued expenses and other current liabilities           3,994         2,442
    Accrued interest - Senior Secured Notes                  2,763         1,840
    Income taxes payable                                       964           925
                                                          --------      --------
            Total current liabilities                       32,979        34,404

SENIOR SECURED NOTES, less current maturities               49,057        43,257

UNEARNED REVENUE                                             1,702         1,433

OTHER LONG-TERM LIABILITIES                                  1,223         1,130

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK                                                          9,450

REDEEMABLE WARRANTS                                            582

STOCKHOLDER DEFICIENCY
    Common stock, $.01 par value; authorized, 1,000,000
       shares; issued and outstanding, 477,401 shares            5             5
    Capital in excess of par value                           3,071         1,822
    Accumulated deficit                                    (55,807)      (65,715)
                                                          --------      --------

                                                           (52,731)      (63,888)
                                                          --------      --------

                                                          $ 32,812      $ 25,786
                                                          ========      ========

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                             (amounts in thousands)

                                                       1999        2000        2001
                                                     --------    --------    --------
Net revenues                                         $ 78,811    $ 76,001    $ 65,433
                                                     --------    --------    --------
Operating costs and expenses
    Publishing - production, distribution and
      editorial                                        34,449      29,624      24,240
    Entertainment - direct costs                        2,494       1,244       1,050
    Selling, general and administrative                40,472      31,479      28,333
    Bad debts expense                                     757         563       3,312
    Rent expense from affiliated companies                542         540         571
    Depreciation and amortization                         941         714         600
                                                     --------    --------    --------

         Total operating costs and expenses            79,655      64,164      58,106
                                                     --------    --------    --------

         Income (loss) from operations                   (844)     11,837       7,327

Other income (expense)
    Debt restructuring expenses                                                (9,579)
    Interest expense                                   (7,969)     (6,865)     (8,003)
    Interest income                                       762         495         289
    Gain on sale of Automotive Magazines               30,657
                                                     --------    --------    --------

         Total other income (expense), net             23,450      (6,370)    (17,293)
                                                     --------    --------    --------
         Income (loss) before provision for income
             taxes and extraordinary item              22,606       5,467      (9,966)

Income tax expense (benefit)                            3,390       2,239         (58)
                                                     --------    --------    --------
         Income (loss) before extraordinary
             item                                      19,216       3,228      (9,908)

Extraordinary gain from extinguishment of
    debt, net of income taxes of $15 in 1999
    and $465 in 2000                                      671         571
                                                     --------    --------    --------

         NET INCOME (LOSS)                           $ 19,887    $  3,799    $ (9,908)
                                                     ========    ========    ========

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIENCY

                  Years ended December 31, 1999, 2000 and 2001
                             (amounts in thousands)

                                                                           Capital in
                                                           Common           excess of       Accumulated
                                                            stock           par value         deficit            Total
                                                          ---------       --------------    -------------      --------
Balance - December 31, 1998                                   $5              $1,418          $(79,493)        $(78,070)

Net income for the year                                                                         19,887           19,887
Contribution to capital by Parent Company                                      1,480                              1,480
                                                              --             -------          --------         --------

Balance - December 31, 1999                                    5               2,898           (59,606)         (56,703)

Net income for the year                                                                          3,799            3,799
Exercise of warrants                                                             173                                173
                                                              --             -------          --------         --------

Balance - December 31, 2000                                    5               3,071           (55,807)         (52,731)
                                                               -             -------          --------         --------

Net loss for the year                                                                           (9,908)          (9,908)
"Paid in kind" dividends on mandatorily
    redeemable preferred stock                                                (1,000)                            (1,000)
Accretion of mandatorily redeemable preferred stock                             (249)                              (249)
                                                              --             -------          --------         --------

BALANCE - DECEMBER 31, 2001                                   $5              $1,822          $(65,715)        $(63,888)
                                                              ==             =======          ========         ========

The accompanying notes are an integral part of this statement.

                      General Media, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                             (amounts in thousands)

                                                               1999          2000          2001
                                                             --------      --------      --------
Cash flows from operating activities
    Net income (loss)                                        $ 19,887      $  3,799      $ (9,908)
                                                             --------      --------      --------
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Depreciation and amortization                             941           714           600
        Debt restructuring costs                                                            9,579
        Bad debts expense                                         757           563         3,312
        Amortization of unearned revenue                       (1,023)         (364)         (268)
        Interest on loan to shareholder                           (77)          (95)         (110)
        Amortization of bond costs                                971           873
        Income taxes forgiven by affiliated companies           1,480
        Income taxes reimbursable to affiliated companies                     2,718
        Extraordinary gain from extinguishment
             of debt                                             (686)       (1,036)
        Gain on disposition of Automotive Magazine
            assets                                            (30,657)
        Changes in operating assets and liabilities
            Accounts receivable                                   138            18         1,454
            Inventories                                           135        (1,800)        1,876
            Other current assets                                1,562          (422)           41
            Other assets                                        1,788          (807)         (905)
            Accounts payable, accrued expenses and
               other current liabilities                       (5,233)       (3,061)          130
            Accrued interest on Senior Secured Notes                          2,763          (923)
            Income taxes payable                                  765           (55)          (39)
            Deferred revenue                                      220           236          (600)
            Other long-term liabilities                         1,150            73           (93)
                                                             --------      --------      --------

                                                              (27,769)          318        14,054
                                                             --------      --------      --------
         Net cash provided by (used in) operating
             activities                                        (7,882)        4,117         4,146
                                                             --------      --------      --------
Cash flows from investing activities
    Capital expenditures                                         (638)         (232)         (130)
    Proceeds from sale of Automotive Magazines                 35,000
                                                             --------      --------      --------
         Net cash provided by (used in) investing
            activities                                         34,362          (232)         (130)
                                                             --------      --------      --------

                      General Media, Inc. and Subsidiaries

                             Year ended December 31,
                             (amounts in thousands)

                                                                  1999         2000         2001
                                                               ---------     --------     --------
Cash flows from financing activities
    Advance to affiliated companies                            $ (2,971)     $(2,911)     $(3,216)
    Debt issuance costs                                                         (165)      (1,961)
    Purchase of Senior Secured Notes                            (26,600)                   (2,943)
    Repayments from affiliated companies                          2,118
    Loan to shareholder                                                          (54)
    Repayment from shareholder                                      200           11          110
                                                               --------      -------      -------

         Net cash used in financing activities                  (27,253)      (3,119)      (8,010)
                                                               --------      -------      -------
         NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                  (773)         766       (3,994)

Cash and cash equivalents at beginning of year                    6,432        5,659        6,425
                                                               --------      -------      -------

Cash and cash equivalents at end of year                       $  5,659      $ 6,425      $ 2,431
                                                               ========      =======      =======

Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                $  6,996      $ 3,200      $ 8,911
       Income taxes                                               1,120          236           17

Supplemental disclosures of cash flow information:
    Noncash issuance of mandatorily redeemable convertible
       preferred stock                                                                   $  8,200
    Noncash "paid in kind" dividends on mandatorily
       redeemable preferred stock                                                           1,000
    Noncash expiration of redeemable common stock  warrants
    Noncash accretion of mandatorily redeemable preferred                                     582
       stock to liquidation preference                                                        249
    Noncash repayment by affiliated companies                               $  1,800
     Exercise of warrants for  stock not yet issued (related
       stock issued in early 2001)                                               173

The accompanying notes are an integral part of these statements.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 2000 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

      General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. and Subsidiaries (the "Company"). On March 29, 2001 the Company issued 9,905 shares of mandatorily redeemable convertible preferred stock to third parties (See Note 7). General Media, Inc. and Subsidiaries is a publishing, online and entertainment company engaged in the publication and sale of men's magazines, the sale of various adult-oriented online products and services, the sale of various adult-oriented entertainment products and services, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services, and until March 1999, the production and sale of automotive magazines and an automotive television series. Penthouse is the Company's most significant trademark and is used extensively by its publishing, online, entertainment and foreign edition licensing operations. In December 1999, the Company launched a new magazine called Mind & Muscle Power ("Power") which targeted the men's health magazine market. Results were below expectations and the publication was suspended after the November 2000 issue. The Company's operations are located primarily in New York City, and the Company has a broad customer base.

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

      b.    Revenue Recognition

            Sales of magazines for retail distribution are recorded on the on-sale date of each issue based on an estimate of the revenue for each issue of the magazine, net of estimated returns. Estimated revenues are adjusted to actual revenues as actual sales information becomes available. The Company receives an advance payment from its distributor on the on-sale date of each issue.

            Revenues from advertising are recognized on the on-sale date of each issue in which the advertising was included.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

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

      d.    Works of Art and Other Collectibles

            Works of art and other collectibles are carried at lower of cost or estimated fair value. At December 31, 2001 and 2000, all works of art and collectibles are recorded at cost.

      e.    Deferred Subscription Acquisition Costs

            The costs of acquiring subscriptions related to direct response marketing are deferred and amortized over the life of the subscriptions, generally twelve months. Amortization of these costs is done on a cost-pool-by-cost-pool basis over the period as future revenues are expected to be recognized.

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

                       December 31, 1999, 2000 and 2001

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

      i.    Concentration of Credit Risk and Fair Value of Financial
            Instruments

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such balances generally exceed the FDIC insurance limit. Management of the Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributors and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments (principally consisting of cash and cash equivalents and receivables) approximates fair market value due to its short-term nature. There is no established public trading market for the Company's Senior Secured Notes and it would by impractical to estimate fair value at December 31, 2001 without incurring excessive cost.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001
NOTE 1 (CONTINUED)

            No customer of the Company accounted for more than ten percent of the Company's net revenues in 1999, 2000 or 2001, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

      j.    Income Taxes

            The Company makes estimates of its current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. The Company recognizes deferred taxes by the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statuatory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date

      k.    Use of Estimates

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

      l.    Reclassification of Prior Periods

            Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company's cash balance was $2,431,000 at December 31, 2001, compared to $6,425,000 at December 31, 2000. During the year ended December 31, 2001, the Company provided $4,146,000 in cash flows from operating activities. However the Company paid $3,216,000 in advances to an affiliated company, incurred $1,961,000 in debt issuance costs and paid $2,943,000 in mandatory principal payments for its Series C Notes, resulting in a net decrease in its cash balance at December 31, 2001. At December 31, 2001, the Company's current liabilities exceeded current assets by $22,331,000.

The Company's Series C Notes require interest payments of approximately $7,045,000 and amortization payments of $5,800,000 during the next year. The management of the Company does not believe it can generate sufficient funds from operations to make all of the required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is currently negotiating with the holders of the Series C Notes (the "Holders") for a reduction in its debt service payments. There can be no assurance that the Company will be successful in obtaining a reduction in the debt service payments.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying blance sheets is dependent upon the Company's ability to obtain financing and continued operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has undertaken the following actions to attempt to achieve profitability and improve cash flow:

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 2 (CONTINUED)

- On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action will reduce the amount of cash required for salary and benefit expenses.

- Reduce production costs of its magazines by changing the paper grades on its magazines and by changing their design to improve production efficiencies.

- Reduce the amount of cash expended to promote subscriptions and reduce the amount of cash expended on other selling, general and administrative expenses.

-     Improve revenue by adding additional special issues of its magazines.

Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, the Company is contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that management will be able to achieve such a result.

NOTE 3 - INVENTORIES

     Inventories include the following at December 31:

                                                                                          2000                        2001
                                                                                        --------                   --------
                                                                                          --------(in thousands)-------
      Paper and printing                                                                  $3,432                     $1,411
      Editorials and pictorials                                                            2,271                      2,239
      Film and programming costs                                                             620                        797
                                                                                        --------                   --------
                                                                                          $6,323                     $4,447
                                                                                        ========                   ========

NOTE 4 - PROPERTY AND EQUIPMENT
     Property and equipment as of December 31, consist of:

                                                                                            2000                  2001
                                                                                          --------              ------
                                                                                          --------(in thousands)-------
      Furniture and equipment                                                               $6,253               $6,253
      Leasehold improvements                                                                 1,871                1,871
      Computer hardware and software                                                         2,772                2,902
      Other                                                                                     66                   66
                                                                                          --------             --------
                                                                                            10,962               11,092
      Accumulated depreciation and amortization                                             (8,072)              (8,672)
                                                                                          --------             --------
                                                                                            $2,890               $2,420
                                                                                          ========             ========

      Depreciation and amortization expense on property and equipment was $838,000, $714,000 and $600,000 for the years ended December 31, 1999,
      2000 and 2001, respectively.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

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

      On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (See

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 5 (CONTINUED)

      Note 7) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

      The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5,800,000 during 2002 and $6,500,000 during 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year is required. The Company made amortization payments of $2,943,000 during the year ended December 31, 2001.

      The indenture under the original Notes (the "Indenture") has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI(after payment of existing debt obligations thereon) and on any proceeds to the Company from payment on split dollar life insurance on the life of the Company's principal beneficial owner. As of December 31, 2001, the Company was in compliance with all such covenants.

NOTE 6 - DEBT RESTRUCTURING EXPENSES

      In connection with the refinancing of the Company's debt, as more fully described in Note 5 above, the Company recorded debt restructuring expenses of $9,579,000 consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and related expenses of approximately $177,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $754,000 and the fair market value of 9,905 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 7 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 7 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On March 29, 2001, the Company issued 9,905 shares of Preferred Stock to the Consenting Holders at a fair market value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

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

      The recorded value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. For the year ended December 31, 2001, the Company recorded $249,000 of such accretion. For the year ended December 31, 2001, the Company also recorded "paid-in-kind" dividends of approximately $1,000,000. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 8 - SALE OF AUTOMOTIVE MAGAZINES

      On March 2, 1999 (the "Closing Date"), the Company sold substantially all of the assets, exclusive of net newsstand and advertising accounts receivable, of its wholly-owned subsidiary, General Media Automotive Group, Inc. ("GMAG"), to EMAP Petersen, Inc. ("EMAP") for $35,000,000 in cash plus the assumption of certain liabilities and deferred subscription liabilities, as defined in the Asset Sale and Purchase Agreement between EMAP and GMAG dated as of February 9, 1999 (the "Asset Purchase Agreement"). There are no material relationships between EMAP and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer. The sale price was subject to an adjustment, that was determined to be $156,000 in the Company's favor, which is the amount that net working capital, as defined in the Asset Purchase Agreement, deviated from $1,500,000. The Company recorded an after-tax gain of approximately $27,000,000 on the sale.

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

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001


NOTE 9 - INCOME TAXES

     The income tax provision for the year ended December 31 consists of:

                                 1999            2000          2001
                                -------        -------        ------
                                ------------(in thousands)----------

Current
    Federal                     $ 1,519        $ 1,580         $
    State                         1,871            673           25
    Foreign                                        (14)         (83)
                                -------        -------         ----

                                $ 3,390        $ 2,239         $(58)
                                =======        =======         ====

      The Company incurred a taxable loss of approximately $1,475,000 for the year ended December 31, 2001. The state income tax provision for the year ended December 31, 2001 is comprised of minimum taxes. The benefit in the foreign tax provision for the year ended December 31, 2001 is the result of a favorable settlement of a foreign tax audit from a prior year.

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                                         1999                2000              2001
                                                                         ----                ----              ----
     Statutory Federal income tax rate                                   34.0%               34.0%             34.0%
     Net operating loss and other tax benefits for which no
       current tax benefit is being realized                                                                  (34.0)
     State taxes, net of Federal income tax                               5.6                 7.4
     Net change in valuation allowance for deferred  taxes                7.2                 2.2
     Utilization of Federal AMT credit carryforward                                          (2.3)
     Foreign tax refund                                                                       (.3)
     Utilization of net operating loss carryforwards                    (31.8)
                                                                     --------            --------          --------
     Effective tax rate                                                  15.0%               41.0%               --%
                                                                     ========            ========          ========

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 9 (CONTINUED)

      Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31 were as follows:

                                                  2000         2001
                                                 ------      -------
                                                 --(in thousands)--
      Deferred tax assets
          Debt financing costs                    $          $ 2,874
          Allowance for doubtful accounts          426           740
          Deferred rent - 11 Penn Plaza            105           151
          Accrued bonuses                          170           100
          Accrued severance                        130
          Net operating loss carryforwards                       590
                                                 -----       -------
               Gross deferred tax asset            831         4,455
      Deferred tax liabilities
          Depreciation                             (86)          (46)
                                                 -----       -------
               Gross deferred tax liability        (86)          (46)
                                                 -----       -------
      Valuation allowance                         (745)       (4,409)
                                                 -----       -------

               Net deferred tax asset            $  --       $    --
                                                 =====       =======

      The Company has established a full valuation allowance with respect to the future realization of net deferred tax assets due to the uncertainty of the Company's ability to generate sufficient future taxable income.

      The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes (benefit) in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company is required to remit income taxes to GMI beginning in the year in which the Company's Senior Secured Notes are paid to the extent that the Company utilizes the net operating losses ("NOL's") of GMI to reduce its income tax liabilities. At January 1, 2001, GMI had available for Federal income tax purposes NOL's aggregating approximately $86,987,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group, which will expire in tax years ending 2007 to 2020. The Company's ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI's common stock or other changes in control, as defined in the

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 9 (CONTINUED)

      Internal Revenue Code and related regulations. To the extent that the Company utilizes such NOL's, the Company is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had such NOL's not been available.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Litigation

      On January 23, 1997, the Company filed in United States District Court for the Southern District of New York an action under the Racketeer Influenced and Corrupt Organizations Act alleging, among other things, that certain defendants conspired to defraud the Company by fraudulently backdating a contract (the"DEC Contract") which awarded exclusive rights to develop a "live" Penthouse internet site to defendant Deluxe Entertainment Corp. ("DEC"). On January 24, 1997 DEC served a demand on the Company for arbitration under the DEC contract on the issues of breach and damages. The DEC Contract provides a minimum damage award of $30 million in addition to incidental, consequential and punitive damages and compensation for lost profits. In July 1998 the United States District Court granted DEC's motion for arbitration. DEC and the Company have mutually agreed to indefinitely postpone this arbitration subject to reinstatement by either party on six months notice to the other. The Company intends to vigorously defend itself in the arbitration should it be reinstated. In the opinion of management, the outcome of these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

      On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione (the Company's Chairman and GMI's principal shareholder), GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1.1 million, interest at the rate of 9% per annum from September 1, 2001 and attorneys fees. The Defendants have until April 22, 2002 to file their answer to the complaint. However the Court has ordered the case to mediation, with the mediation to be completed no later than June 17, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 10 (CONTINUED)

      the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert C. Guccione and GMI. In the opinion of management, the outcome of these proceedings is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

      There are various lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

      Leases

      The Company leases office space in several cities under operating leases expiring at various dates through March 2009. Rent expense under operating leases was $1,956,000, $1,821,000 and $1,856,000 during the years ended December 31, 1999, 2000 and 2001, respectively. Minimum lease commitments are set forth below:

                      Year ending December 31,                        (in thousands)
                             2002                                       $  1,890
                             2003                                          1,869
                             2004                                          1,864
                             2005                                          1,896
                             2006                                          1,896
                             Thereafter                                    4,271
                                                                         -------
                                                                         $13,686
                                                                         =======

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 10 (CONTINUED)

      Letter of Credit

      In connection with the lease for its corporate office, the Company was required to maintain a standby letter of credit for approximately $1,322,000 at December 31, 2001 for the purpose of collateralizing future lease payments. The letter of credit, which is collateralized by a similar balance in a restricted cash account included in rent security deposits, will be reduced annually in accordance with the lease agreement, but will be required to remain open throughout the life of the lease. The balance in the Company's letter of credit account was $1,396,000 at December 31, 2001.

      Employee Benefit Plan

      The Company's employees may participate in a GMI-sponsored employee profit-sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI's or the Company's discretion. There were no Company contributions to the plan for the years ended December 31, 1999, 2000 and 2001.


NOTE 11 - UNEARNED REVENUE

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

      During 1999, the Company received amounts aggregating $900,000 and $100,000, respectively, relating to two licensing agreements for domestic sales of the Company's digital video disc ("DVD") versions of its video products. The non-recoupable $900,000 advance represents an incentive to sign a seven-year agreement with a distributor covering domestic distribution of the DVD versions of the Company's video products. This advance is being recognized as revenue on a straight-line basis over the term of the agreement. The $100,000 recoupable advance represents an incentive to sign a seven-year agreement with a distributor covering domestic distribution of the DVD version of a full-length movie owned by the Company. This advance was recognized as revenue as the Company's products were sold through the distributor during 1999 and 2000.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           December 31, 1999, 2000 and 2001

NOTE 11 (CONTINUED)

      During 2000, the Company received a recoupable advance in the amount of $500,000 which represents an incentive to sign a seven-year licensing agreement with a distributor covering foreign distribution of the DVD versions of the Company's video products and worldwide distribution of the videocassette versions of the Company's video products. This advance was recognized as revenue as the Company's products were sold through the distributor during 2000 and 2001.

NOTE 12 - RELATED PARTIES

      Included in the accompanying statements of operations are allocated expenses for use by the Company of facilities owned by affiliated companies. Rent expense payable to affiliated companies was $542,000, $540,000 and $571,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      On November 26, 1993, the Company entered into a Property and Salary Allocation Agreement (the "Agreement") with GMI and an affiliate of GMI, pursuant to which the Company is charged for the cost of utilizing facilities owned by GMI and an affiliate of GMI. The charges are based upon an estimate of the portion of the executive offices used by the Company and the cost of utilizing comparable facilities as determined by the nonemployee members of the Board of Directors of the Company.

      The Agreement also provided that the Company is charged for the salary of the Chairman of the Board of the Company, which is paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters. In 2001, 2000 and 1999, the Company reimbursed GMI in the amounts of approximately $1,295,000, $1,850,000 and $1,530,000, respectively, for the allocated amounts of the chairman's salary.

      On November 26, 1993, the Company entered into an Expense Allocation Agreement (the "Agreement") with GMI and its subsidiaries, which requires the Company to pay certain shared common indirect expenses. Under the Agreement, GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on its behalf. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the Agreement in the near future. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement, which is non-interest bearing, at December 31, 2000 and 2001 was $1,389,000 and $3,805,000(net), respectively, as approximately $2,971,000 was advanced by the Company to GMI and it subsidiaries in 1999, approximately $2,911,000 in 2000 and approximately $3,216,000 in 2001. As discussed more fully in Note 5, on March 27, 2000, the Company received a payment of approximately $795,000 toward this balance through the transfer of the outstanding stock of a subsidiary of GMI whose net assets consist of works of art and other collectibles. In 2001, the Company established a reserve of $800,000 against an amount due from GMI and its subsidiaries as collectibility is not fully assured.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 12 (CONTINUED)

      The Company has an unsecured loan receivable in the amount of $1,086,000 from an entity which is owned by GMI's principal shareholder, which amount has been fully reserved at December 31, 2001 as collectibility is not assured.

      In October 1997, GMI's principal shareholder was granted a loan in the amount of $1,200,000 from NTS, a company that had simultaneously entered into an agreement with the Company to provide services for the Company's pay-per-call business. Upon the refinancing of the Company's Senior Secured Notes in March 2001, the principal shareholder defaulted on the repayment which resulted in NTS applying monies due the Company from its pay-per-call business towards the repayment of this loan. As more fully described in Note 10 , NTS filed suit in December 2001 regarding this matter. At December 31, 2001, the loan balance was approximately $887,000.

      The Company had $1,000,000 of loans receivable as of both December 31, 2000 and 2001, from GMI's principal shareholder, pursuant to a promissory note. Such loan bears interest at 11% per annum and is due on December 31, 2002.

      Included in prepaid expenses and other current assets as of December 31, 2001 are approximately $418,000 of receivables from KC Publishing, Inc., a company owned by the Company's former President and Chief Operating Officer. The Company has established a full reserve against these receivables as collectibility is not assured.


NOTE 13 - SEGMENT INFORMATION

      The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries and for use on various consumer products and services and until March 1999, the publication of four specialty automotive magazines. From December 1999 to October 2000, the Company also published Mind and Muscle Power Magazine. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), videocassettes and pay-per-view programming.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 13 (CONTINUED)

                                                                                                    Corporate
                                                                                                       and
                                                                                                   reconciling
                                                     Publishing      Online       Entertainment       items         Consolidated
                                                     ------------------------------( in thousands)------------------------------
2001
  REVENUES FROM CUSTOMERS                               $52,713      $9,827             $2,893                          $65,433
  DEPRECIATION AND AMORTIZATION                             502          82                 16                              600
  INCOME (LOSS) FROM OPERATIONS                          13,529       5,870              1,212        (13,284)            7,327
  DEBT RESTRUCTURING EXPENSES                                                                           9,579             9,579
  INTEREST EXPENSE                                          356                                         7,647             8,003
  INTEREST INCOME                                                                                         289               289
  SEGMENT PROFIT (LOSS) BEFORE INCOME TAXES              13,173       5,870              1,212        (30,221)           (9,966)
  SEGMENT ASSETS                                         12,341         237              1,056         12,152            25,786
  CAPITAL EXPENDITURES                                       74          56                                                 130

2000
  Revenues from customers                               $59,874     $12,840             $3,287                          $76,001
  Depreciation and amortization                             602          76                 36                              714
  Income (loss) from operations                          14,424       8,082              1,806        (12,475)           11,837
  Interest expense                                          461                                         6,404             6,865
  Interest income                                                                                         495               495
  Segment profit (loss) before income taxes              13,963       8,082              1,806        (18,384)            5,467
  Extraordinary gain, net of income taxes                                                                 571               571
  Segment assets                                         17,537         216              1,112         13,947            32,812
  Capital expenditures                                      153          79                                                 232

1999
  Revenues from customers                               $62,213     $12,774             $3,824                          $78,811
  Depreciation and amortization                             664         192                 85                              941
  Income (loss) from operations                           5,594       7,230              1,159        (14,827)             (844)
  Gain on sale of Automotive
     Magazines                                           30,657                                                          30,657
  Interest expense                                          300                                         7,669             7,969
  Interest income                                                                                         762               762
  Segment profit (loss) before income taxes              35,951       7,038              1,351        (21,734)           22,606
  Extraordinary gain, net of income taxes                                                                 671               671
  Segment assets                                         17,059         188              1,264         11,793            30,304
  Capital expenditures                                      610          25                  3                              638

The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense, interest income, debt restructuring expenses (in 2001) and extraordinary gains, net of income taxes (in 2000 and 1999), resulting in the segment profit (loss) shown. Corporate and reconciling items included in segment assets include all cash, deferred debt issuance costs, loan to shareholder and loan to affiliated company.

                      General Media, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                       December 31, 1999, 2000 and 2001

NOTE 13 (CONTINUED)

The market for the Company's products is worldwide; however 90% of the Company's revenue is derived from U.S.-based sources.

NOTE 14-IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 31, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company does not believe that this statement will have a meterial effect on the Company's financial statements.

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by the Vendor to a Customer(Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Company is evaluating the impact that this pronouncement will have on the Company's financial statements as it relates to retail display allowances.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
    GENERAL MEDIA, INC. AND SUBSIDIARIES

In connection with our audits of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated March 8, 2002, we have also audited Schedule II as of December 31, 1999, 2000 and 2001, and for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

New York, New York
March 8, 2002

                      General Media, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)

               Column A                     Column B                  Column C                      Column D          Column E
               --------                     --------                  --------                      --------          --------
                                                                      Additions
                                                           --------------------------------
                                                                               Charged to
                                           Balance at       Charged to            other                              Balance at
                                           beginning        costs and           accounts -        Deductions -         end of
              Description                   of year          expenses            describe           describe            year
              -----------                 ------------     ------------        ------------      --------------    --------------
YEAR ENDED DECEMBER 31, 2001
    ALLOWANCE FOR DOUBTFUL ACCOUNTS          $ 1,301         $   943                                $  392(a)          $1,852
    ALLOWANCE FOR INTERCOMPANY AND           =======         =======                                ======             ======
    RELATED PARTY NOTES                      $   --          $ 1,886                                $  --              $1,886
                                             =======         =======                                ======             ======
Year ended December 31, 2000
    Allowance for doubtful accounts          $ 1,122         $   427                                $  248(a)          $1,301
                                             =======         =======                                ======             ======
Year ended December 31, 1999
    Allowance for doubtful accounts          $   918         $   724                                $  520(a)          $1,122
                                             =======         =======                                ======             ======

(a)   Accounts written off, net of recoveries.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MEDIA, INC.

By:     /s/ Robert C. Guccione                                 March 28, 2002
        ------------------------------------------------
        Robert C. Guccione,
        Chairman of the Board, Chief Executive Officer
        and Publisher
        (Principal Executive Officer)

By:     /s/ John D. Orlando                                    March 28, 2002
        ------------------------------------------------
        John D. Orlando,
        Senior Vice President-
        Chief Financial Officer
        (Principal Financial Officer and
        Principal Accounting Officer)

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

             Signature                              Title                                   Date
             ---------                              -----                                   ----
/s/ Robert C. Guccione
--------------------------          Chairman of the Board, Chief Executive              March 28, 2002
Robert C. Guccione                  Officer, Publisher and Director


/s/ Nina Guccione
--------------------------          Executive Vice President, Assistant                 March 28, 2002
Nina Guccione                       Secretary and Director


/s/ John D. Orlando
--------------------------          Senior Vice President- Chief Financial              March 28, 2002
John D. Orlando                     Officer and Director


/s/ William F. Marlieb              Director                                            March 28, 2002
--------------------------
William F. Marlieb


/s/ Phyllis Schwebel                Director                                            March 28, 2002
--------------------------
Phyllis Schwebel


/s/ Jerry Siano                     Director                                            March 28, 2002
--------------------------
Jerry Siano

                                 EXHIBIT INDEX

          Exhibit                                                                  Sequential
             No.           Description                                              Numbering
          -------          -----------                                             ----------
            *3.2     --    By-Laws of the Company.

             3.3     --    Amended And Restated Certificate of Incorporation
                           of the Company, filed with the Secretary of State
                           of Delaware on March 29, 2001 (incorporated by
                           reference to Exhibit 3.3 to the Company's Annual
                           Report on Form 10-K for the year ended December
                           31, 2000).

            *4.2     --    Indenture dated as of December 21, 1993, between
                           the Company and IBJ Schroder Bank & Trust Company,
                           as trustee ("Trustee"), containing, as exhibits,
                           specimens of Series A Notes and Series B Notes.

            *4.4     --    Security Agreement, dated December 21, 1993,
                           between the Company and Trustee.

            *4.5     --    Pledge Agreement, dated December 21, 1993, between
                           the Company and Trustee.

            *4.6     --    Copyright Security Agreement, dated December 21,
                           1993, between the Company and Trustee.

            *4.7     --    Trademark Security Agreement, dated December 21,
                           1993, between the Company and Trustee.

             4.8     --    First Supplemental Indenture, dated as of May 19,
                           1999, among the Company, each of the Subsidiary
                           Guarantors and IBJ Whitehall Bank & Trust, as
                           trustee (incorporated by reference to Exhibit 4.7
                           to the Company's Annual Report on Form 10-K for
                           the year ended December 31, 2000).

             4.9     --    Second Supplemental Indenture, dated as of March
                           29, 2001, among the Company, each of the
                           Subsidiary Guarantors and The Bank Of New York, as
                           trustee, containing, as exhibits, specimens of
                           Series C Notes (incorporated by reference to
                           Exhibit 4.8 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 2000).

            4.10     --    Registration Rights Agreement, dated as of March
                           29, 2001, between the Company and the holders of
                           the Company's Class A Preferred Stock
                           (incorporated by reference to Exhibit 4.9 to the
                           Company's Annual Report on Form 10-K for the year
                           ended December 31, 2000).

            4.11     --    Amendment To Security Agreement, dated as of March
                           29, 2001, among the Company, each of the
                           Subsidiary Grantors and The Bank Of New York, as
                           collateral agent (incorporated by reference to
                           Exhibit 4.10 to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 2000).

          +*10.1     --    Distribution Agreement, dated September 19, 1977,
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

                                 EXHIBIT INDEX

          Exhibit                                                                  Sequential
             No.           Description                                              Numbering
          -------          -----------                                             ----------
           *10.8     --    Properties and Salary Allocation Agreement, dated
                           December 21, 1993, among the Company, GMI and
                           Locusts on the Hudson River Corp.

           *10.9     --    Expense Allocation Agreement, dated December 21,
                           1993, between the Company, GMI and the Other GMI
                           Subsidiaries.

          *10.10     --    Tax Sharing and Indemnification Agreement, dated
                           December 21, 1993, among the Company, GMI and the
                           Other GMI Subsidiaries.

          +10.11     --    Circulation Subscription Fulfillment Services
                           Agreement, dated September 15, 1994, between Palm
                           Coast Data, Ltd., Penthouse International, Ltd.,
                           Omni Publications International, Ltd., Longevity
                           International, Ltd., Four Wheeler Publishing,
                           Ltd., Stock Car Racing Publications, Inc., Open
                           Wheel Publications, Inc., Super Stock
                           Publications, Inc., Forum International, Ltd. and
                           Variations Publishing International, Ltd.;
                           Amendment, dated September 16, 1994 (incorporated
                           by reference to Exhibit 10.15 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994).

           10.13     --    Agreement of Lease between M393 Associates LLC and
                           General Media, Inc. (incorporated by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended September 30,
                           1998).

           10.15     --    Amendment To Distribution Agreement, dated
                           November 8, 1995, among Curtis Circulation
                           Company, Penthouse International, Ltd., Forum
                           International, Ltd., Four Wheeler Publishing,
                           Ltd., Penthouse Letters, Ltd., Omni Publications
                           International, Ltd., Variations International,
                           Ltd., Girls Of Penthouse Publications, Inc.,
                           Longevity International, Ltd., Hot Talk
                           Publications, Ltd., Stock Car Racing Publishing,
                           Ltd., Super Stock And Drag Racing Illustrated
                           Publishing, Ltd., and Open Wheel Publishing, Ltd.

         ++10.16     --    Printing Agreement, dated October 12, 2001, among
                           Quebecor World, Inc. and General Media
                           Communications, Inc. (to print Penthouse, Girls of
                           Penthouse and Penthouse Letters).

         ++10.17     --    Printing Agreement, dated April 26, 2001, between
                           Transcontinental Printing and General Media
                           Communications, Inc. (to print Penthouse -
                           Canadian Version, Forum, Variations and Forum and
                           Variations Specials

            12.1     --    Computation of ratio of earnings to fixed charges.

            21.1     --    Subsidiaries of the Company.

                               ------------------

- Previously filed with Registration Statement No. 33-76176 on Form S-4, and incorporated herein by reference to such Registration Statement.

+ Confidential treatment has been granted with respect to certain information contained in this exhibit.

++ Confidential treatment has been requested with respect to certain information contained in this exhibit.