Form 10-Q
period 2002-03-31
GENERAL MEDIA INC
filed 2002-05-15
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     of the Securities Exchange Act of 1934


                                                           Commission
For the Quarterly Period Ended March 31, 2002               File No. 33-76716


                               General Media, Inc.

             (Exact Name of Registrant as Specified in its Charter)



          Delaware                                         13-3750988
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)


11 Penn Plaza, New York, NY                                    10001
(Address of Principal Executive                              Zip Code
Offices)

                                 (212) 702-6000
              (Registrant's telephone number, including area code)


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

            Class                               Outstanding at May 15, 2002
            -----                               ---------------------------
Common stock, $.01 par value                              477,401

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----

PART I-FINANCIAL INFORMATION

      Item 1.     Financial Statements                                       3

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations          15

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                               26

PART II- OTHER INFORMATION

      Item 1.     Legal Proceedings                                         27

      Item 2.     Changes in Securities and Use of Proceeds                N/A

      Item 3.     Defaults Upon Senior Securities                          N/A

      Item 4.     Submission of Matters to a Vote of Security Holders      N/A

      Item 5.     Other Information                                        N/A

      Item 6.     Exhibits and Reports on Form 8-K                          28

      Signatures                                                            29

ITEM 1. FINANCIAL STATEMENTS


                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          -------------------------
                                                                            2001            2002
                                                                          --------         --------
NET REVENUES                                                              $ 17,023         $ 14,208
                                                                          --------         --------

OPERATING COSTS AND EXPENSES

    Publishing-production, distribution and editorial                        6,076            5,467
    Entertainment-direct costs                                                 262              237
    Selling, general and administrative                                      6,337            6,622
    Bad debt expense                                                           806               34
    Rent expense from affiliated companies                                     147              115
    Depreciation and amortization                                              154              142
                                                                          --------         --------

                          Total operating costs and expenses                13,782           12,617
                                                                          --------         --------

                           Income from operations                            3,241            1,591
                                                                          --------         --------

OTHER INCOME (EXPENSE)

    Debt restructuring expenses (Note 6)                                    (9,453)
    Interest expense                                                        (2,069)          (1,942)
    Interest income                                                            103               38
                                                                          --------         --------

                           Total other income (expense),net                (11,419)          (1,904)
                                                                          --------         --------

LOSS BEFORE PROVISION FOR INCOME TAXES                                      (8,178)            (313)

    Provision for income taxes                                                 511                6
                                                                          --------         --------

    Net loss                                                                (8,689)            (319)


Accumulated deficit-beginning of period                                    (55,807)         (65,714)
                                                                          --------         --------

Accumulated deficit-end of period                                         ($64,496)        ($66,033)
                                                                          ========         ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                        DECEMBER 31,      MARCH 31,
                                                                           2001             2002
                                                                         --------         --------
                                                                                         (unaudited)
                                     ASSETS

          CURRENT ASSETS

   Cash and cash equivalents                                             $  2,431         $    577
   Accounts receivable, net of allowance
      for doubtful accounts                                                 3,340            3,117
   Inventories                                                              4,447            3,409
   Prepaid expenses and other current assets                                1,855            1,387
                                                                         --------         --------
                           TOTAL CURRENT ASSETS                            12,073            8,490

WORKS OF ART AND OTHER COLLECTABLES                                         2,270            2,270

PROPERTY AND EQUIPMENT - AT COST;

   net of accumulated depreciation and amortization                         2,420            2,278

OTHER ASSETS

   Due from affiliated companies                                            3,805            4,580
   Rent security deposits                                                   1,496            1,112
   Loan to shareholder                                                      1,000            1,000
   Deferred subscription acquisition costs, net                             1,282              796
   Other                                                                    1,440            1,180
                                                                         --------         --------
                                                                            9,023            8,668
                                                                         --------         --------
                                                                         $ 25,786         $ 21,706
                                                                         ========         ========


                           LIABILITIES AND STOCKHOLDER DEFICIENCY

CURRENT LIABILITIES

   Current maturities of Senior Secured Notes                            $  5,800         $  7,750
   Accounts payable                                                        12,439            8,992
   Accrued retail display allowance                                         1,407            1,613
   Deferred  revenue                                                        9,551            8,759
   Accrued Interest - Senior Secured Notes                                  1,840            1,839
   Other liabilities and accrued expenses                                   2,442            2,919
   Income tax payable                                                         925              916
                                                                         --------         --------
                           TOTAL CURRENT LIABILITIES                       34,404           32,788


SENIOR SECURED NOTES, LESS CURRENT MATURITIES                              43,257           41,307

UNEARNED REVENUE                                                            1,433            1,301

OTHER NON-CURRENT LIABILITIES                                               1,130            1,066

CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                          9,450            9,886

STOCKHOLDER DEFICIENCY

   Common stock, $.01 par value; 1,000,000
      shares; issued and outstanding, 477,401 shares                            5                5
   Capital in excess of par value                                           1,822            1,386
   Accumulated deficit                                                    (65,715)         (66,033)
                                                                         --------         --------

                                                                          (63,888)         (64,642)
                                                                         --------         --------

                                                                         $ 25,786         $ 21,706
                                                                         ========         ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -----------------------

                                                                        2001            2002
                                                                       -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                               ($8,689)        ($  319)
Adjustments to reconcile net loss to
     cash provided by (used in) operating activities

     Depreciation and amortization                                         154             142
     Amortization of unearned revenue                                      (89)           (132)
     Debt restructuring cost                                             9,453
     Interest on loan to shareholder                                       (27)
     Income taxes reimbursable to affiliated companies                     511
     Change in operating assets and liabilities
       Accounts receivable                                               3,226             223
       Inventories                                                         369           1,038
       Other current assets                                                288             468
       Other assets                                                       (769)          1,131
       Accounts payable, accrued expenses and other
            current liabilities                                         (1,265)         (2,764)
       Accrued interest on Senior Secured Notes                           (813)             (1)
       Income taxes payable                                                (24)             (9)
       Deferred revenue                                                   (263)           (792)
       Other long term liabilities                                         (21)            (64)
                                                                       -------         -------
          Net cash provided by (used in) operations                      2,041          (1,079)
                                                                       -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                                  (48)
                                                                       -------         -------
          Net cash used in investing activities                            (48)
                                                                       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances to affiliated companies                                   (1,410)           (775)
     Debt issuance costs                                                (1,670)
     Repayment of Senior Secured Notes                                    (493)
                                                                       -------         -------
          Net cash used in financing activities                         (3,573)           (775)
                                                                       -------         -------
          Net decrease in cash and cash equivalents                     (1,580)         (1,854)

Cash and cash equivalents at beginning of period                         6,425           2,431
                                                                       -------         -------

Cash and cash equivalents at end of period                             $ 4,845         $   577
                                                                       =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:

               Interest                                                $ 2,896         $ 1,942
               Income taxes                                            $    24         $     4

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Noncash issuance of mandatorily redeemable convertible
         preferred stock                                               $ 8,200
     Noncash expiration of redeemable common stock warrants            $   582
     Noncash "paid in kind" dividends on mandatorily redeemable
        preferred stock                                                                $   352
     Noncash accretion of mandatorily redeemable preferred
        stock to liquidation preference                                                $    84

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PREPARATION AND LIQUIDITY

General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. (the "Company"). On March 29, 2001 the Company issued 9,905 shares of mandatorily redeemable convertible preferred stock to third parties (See Note 7). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company's cash balance was $577,000 at March 31, 2002, compared to $2,431,000 at December 31, 2001. During the three months ended March 31, 2002, the Company used $1,079,000 in operating activities and paid $775,000 in advances to affiliate companies, resulting in a net decrease in its cash balance at March 31, 2002 of $1,854,000. At March 31, 2002, the Company's current liabilities exceeded current assets by $24,298,000.

The Company's Series C Notes require interest payments of approximately $8,666,000 and amortization payments of $7,750,000 during the period April 1, 2002 to March 31, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of the required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company intends to engage the holders of the Series C Notes (the "Holders") in discussions relating to a reduction in its debt service payments. However, there can be no assurance that the Company will be successful in obtaining a reduction in the debt service payments.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to obtain financing and continue operations of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.    (CONTINUED)

- Reduce the production costs of its magazines by changing the paper grades on its magazines and by changing their design to improve production efficiencies.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in the financial statements and notes thereto for the year ended December 31, 2001.

2.    ACCOUNTING FOR RETAIL DISPLAY ALLOWANCES

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $723,000 and $576,000 for the three months ended March 31, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the three months ended March 31, 2001 have each been reduced by approximately $576,000 to conform to the March 31, 2002 presentation.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

3.    INVENTORIES

Inventories consist of the following:

                                December 31,   March 31,
                                   2001          2002
                                  ------        ------
                                     In  Thousands

Paper and printing                $1,411        $  724
Editorials and pictorial           2,239         2,030
Film and programming costs           797           655
                                  ------        ------
                                  $4,447        $3,409
                                  ======        ======


4.    MANAGEMENT CHARGE

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

5.    SENIOR SECURED NOTES

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

5.    (CONTINUED)

During the first three months of 2000, the Company made non-permitted advances of approximately $1,005,000 to GMI that caused non-compliance with certain covenants of the original indenture (the "Indenture"). This amount was repaid in full with interest on March 27, 2000 by a transfer of the outstanding stock of a subsidiary of GMI whose net assets, consisting of works of art and other collectibles, had an appraised value of $1,800,000 at the time of transfer. The remaining balance of $795,000 was applied against the outstanding receivable from GMI.

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

On March 29, 2001 (the "Closing Date"), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the "Consenting Holders") for Series C Notes and mandatorily redeemable convertible preferred stock (the "Preferred Stock") with a liquidation preference of $10,000,000 (See Note 7) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5,800,000 during the calendar year 2002 and $6,500,000 during the calendar year 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year will be required. The Company did not make any amortization payments during the first three months of 2002.

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

5.    (CONTINUED)

Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from payment on split dollar life insurance on the life of the Company's principal beneficial owner. As of March 31, 2002, the Company was in compliance with all such covenants. However as of March 31, 2002 the Company had not made a required principal redemption of approximately $1,250,000 and a required interest payment of approximately $1,839,000, both due by that date. The Company made both payments during April 2002, within the applicable grace periods. In addition, the Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Prebich, the Company's former President and Chief Operating Officer to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by the Company to all Holders. On January 18, 2002, John Prebich was terminated. The Company proposed a replacement President and Chief Operating Officer to the Holders within the ninety day period. However the Holders rejected the proposed replacement on April 25, 2002, after the ninety day period. The Company is in the process of selecting another candidate to propose to the Holders.

6.      DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 5 above, the Company recorded debt restructuring expenses during the three months ended March 31, 2001 of $9,453,000, consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $143,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $662,000 and the fair market value of 9,905 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 7 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

7.      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 29, 2001, the Company issued 9,905 shares of Preferred Stock to the Consenting Holders with a fair market value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for "paid-in-kind" dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company's common stock on a fully diluted basis in the third year, 12.5% of the Company's common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its liquidation preference including the "paid-in-kind" dividends at the end of the fifth year.

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

The recorded value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. For the three months ended March 31, 2002, the Company recorded $84,000 of such accretion. For the three months ended March 31, 2002, the Company also recorded "paid-in-kind" dividends of approximately $352,000. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

8.     INCOME TAXES

The Company incurred a taxable loss of approximately $1,115,000 for the three months ended March 31, 2002. In addition the Company has a net operating loss ("NOL") carryover available from the prior year of approximately $1,475,000, which can be used to reduce future taxable income. This NOL will expire in 2021.The income tax provision for the three months ended March 31, 2002 consists of state minimum taxes of approximately $6,000.

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company can utilize the net operating losses of GMI ("GMI NOL's") to reduce its income taxes, as long as the Company is a member of GMI's consolidated group. To the extent that the Company utilizes such GMI NOL's to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2002, GMI had available for Federal income tax purposes GMI NOL's aggregating approximately $82,125,000, which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These GMI NOL's expire in tax years 2007 to 2020.

9.     CONTINGENCIES

On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione, GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1,098,000, interest at the rate of 9% per annum from September 1, 2001 and attorneys fees. The Defendants have filed their answer to the complaint asserting a cross-complaint requesting a declaration of whether and to what extent the arbitrary reduction in the rates of payout by an affiliate of NTS breached its pay-per-call service agreement with the Company. The Court has ordered the case to mediation, which is scheduled to begin on June 4, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert C. Guccione and GMI. In light of the concerns related to the Company's liquidity, which are more fully described in Note 1, it is possible that the Company would be unable to satisfy a judgement rendered against it by the Court, should one be assessed. Therefore management believes that an adverse outcome with respect to these proceedings could have a material adverse effect on its financial condition or results of operations.

On May 6, 2002, Judith E. Soltesz-Benetton (the "Plaintiff") filed in United States District Court for the Southern District of New York (the "U.S. Court"), an action (the "Action") alleging, among other things, that the Company published photographs of the Plaintiff topless in the June 2002 issue of Penthouse Magazine (the

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.          (CONTINUED)

"Magazine") without the Plaintiff's permission, falsely representing them to be pictures of Anna Kournikova. The Plaintiff seeks a permanent injunction requiring the recall of any unsold copies of the June 2002 issue of the Magazine, the barring of any reproduction of the photographs (including on the Company's Internet Site), exemplary damages of $10,000,000, compensatory damages of an undisclosed amount and reimbursement for the Plaintiff's costs and disbursements of the lawsuit. The U.S. Court has issued a temporary injunction barring the Company from any further reproduction of the photographs and any additional distribution of the June 2002 issue of the Magazine. A hearing began on May 14, 2002 to determine if the Company must recall any unsold copies of the Magazine. The Company intends to vigorously defend itself during the hearing. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 8, 2002, Anna Kournikova (the "Other Plaintiff") filed in United States District Court for the Central District of California, an action (the "Other Action") alleging, among other things, that the Company published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of the Other Plaintiff when they were in reality photographs of someone else. The Other Action also alleges that the Company advertised its intention to make the photographs and a video of the woman available on its Internet Site on Friday, May 10, 2002. The photographs referred to in this Other Action are the same photographs as those referred to in the Action described in the preceding paragraph. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the photographs were of the Other Plaintiff and it apologized to the Other Plaintiff and the actual woman in the photographs for the error. The Company also published the apology on its Internet Site.

The Other Plaintiff seeks a permanent injunction barring the Company from any similar acts concerning the Other Plaintiff, barring it from any further distribution of the photographs and the June 2002 edition of the Magazine, barring it from any references to the Other Plaintiff on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of the Other Plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the Other Plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the Other Plaintiff's costs and attorneys' fees in prosecuting the Other Action. The Company has yet to be served with the complaint and intends to vigorously defend itself should it be served. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

10.   SEGMENT INFORMATION

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the "Affiliate Publications" and, together with Penthouse magazine, the "Men's Magazines"), the licensing of the Company's trademarks to publishers in foreign countries and for use on various consumer products and services. The online segment is engaged in the sale of memberships to the Company's Internet site (the "Internet Site"), the sale of advertising banners posted on the Internet Site and the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs ("DVD's"), video cassettes and pay-per-view programming.

                                                                                                 Corporate
                                                                                                    and
                                                                                                 reconciling
                                                  Publishing     Online        Entertainment        items       Consolidated
THREE MONTHS ENDED
MARCH 31, 2002

  REVENUES FROM CUSTOMERS                         $11,722        $2,084        $    402                         $ 14,208
  DEPRECIATION AND AMORTIZATION                       122            19               1                              142
  INCOME (LOSS) FROM OPERATIONS                     3,116         1,110              91           (2,726)          1,591
  INTEREST EXPENSE                                     82                                          1,860           1,942
  INTEREST INCOME                                                                                    38               38
  SEGMENT PROFIT (LOSS) BEFORE INCOME
TAXES                                               3,034         1,110              91           (4,548)           (313)
  SEGMENT ASSETS                                    9,905           174             909           10,718          21,706

Three Months Ended
March 31, 2001

  Revenues from customers                         $12,996        $3,083        $    944                         $ 17,023
  Depreciation and amortization                       125            20               9                              154
  Income (loss) from operations                     3,750         2,093             602           (3,204)          3,241
  Debt restructuring expenses                                                                      9,453           9,453
  Interest expense                                    119                                          1,950           2,069
  Interest income                                                                                    103             103
  Segment profit (loss) before income taxes
                                                    3,631         2,093             602          (14,504)         (8,178)
  Segment assets                                   14,015           295           1,329           13,134          28,773
  Capital expenditures                                 32            16                                               48

The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense, interest income and, debt restructuring expenses (in

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

10.   SEGMENT INFORMATION

2001) resulting in the segment profit (loss) shown. Corporate and reconciling items included in segment assets include all cash, deferred debt issuance costs, loan to shareholder and loan to affiliated company.

The market for the Company's products is worldwide; however ninety percent of the Company's revenue is derived from U.S.-based sources.

No customer of the Company accounted for more than ten percent of the Company's net revenue during the three months ended March 31, 2002 and 2001, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K.

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

         Advances in the amounts of $1.0 million and $3.0 million relating to two distribution agreements for the Company's magazines are being recognized as revenue on a straight-line basis over the ten year terms of each of the related contracts. An advance in the amount of $0.9 million relating to a licensing agreement for domestic sales of the Company's digital video disc versions of its video products is being recognized as revenue on a straight line basis over the seven year term of the agreement.

    b. Accrued Retail Display Allowances - Retail display allowances are payments made to convenience stores, bookstores and newsstands as an incentive to handle and sell magazines. The formula used to calculate the allowance is negotiated on an individual basis with each outlet owner and varies accordingly. However, each formula is based on a combination of a percentage of sales dollars and an amount per copy sold. Accruals for retail display allowances are recorded as a reduction of newsstand revenues on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available the accruals are adjusted accordingly. Accrued retail display allowances at December 31, 2001 and March 31, 2002 were $1.4 million and $1.6 million, respectively.

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

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, " Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $0.7 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the three months ended March 31, 2001 have each been reduced by approximately $0.6 million to conform to the March 31, 2002 presentation.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of March 31, 2002:

                                               Obligations due
                                               ---------------

                                     Total         1            2-3          4-5       Over 5
                                     Amount       Year         Years        Years       Years
                                     -----        -----        -----        -----        -----
                                                                    (In millions)
Senior Secured Notes                 $49.1        $ 7.8        $41.3          $-        $   --
Operating Leases                      13.2          1.9          3.7          3.8          3.8
Other Long-Term Liabilities            0.9          0.2          0.5          0.2           --
                                     -----        -----        -----        -----        -----


Total Cash Obligations               $63.2         $9.9        $45.5        $ 4.0        $3.8
                                     =====        =====        =====        =====        =====

Interest On Senior Secured           $14.4        $ 8.6        $ 5.8        $  --        $ --
                                     =====        =====        =====        =====        =====

Notes

                        LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2002, the Company had $0.6 million in cash and cash equivalents, compared to $2.4 million at December 31, 2001. During the three months ended March 31, 2002, the Company used $1.1 million in operating activities and paid $0.8 million in advances to an affiliated company resulting in a net decrease in its cash balance at March 31, 2002 of $1.9 million. At March 31, 2002, the Company's current liabilities exceeded current assets by $24.3 million.

The Company's Series C Notes require interest payments of approximately $8.7 million and amortization payments of $7.8 million during the period April 1, 2002 to March 31, 2002. The management of the Company does not believe it can generate sufficient funds from operations to make all of the required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company intends to engage the holders of the Series C Notes in discussions relating to a reduction in the amount of the debt service payments. There can be no assurance that the Company will be successful in obtaining a reduction in the debt service payments.

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

    - Reduce the production costs of its magazines by changing the paper grades on its magazines and by changing their design to improve production efficiencies, thereby saving an estimated $0.5 million in cash during 2002 and an estimated $0.8 million on an annualized basis.

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

Cash flows from operating activities

Net cash used in operating activities was $1.1 million for three months ended March 31, 2002, compared to net cash provided by operating activities of $2.0 million for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was impacted by a net loss from operations and decreased accounts payable and accrued expenses due to the timing of payments to vendors. This was partially offset by decreased paper and art inventories and prepaid insurance during the three months ended March 31, 2002. The net cash provided by operating activities for the three months ended March 31, 2001 was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the company's newsstand distributor and decreased paper inventory levels, partially offset by decreased accounts payable and accrued expenses due to the timing of payments to vendors, increased spending on subscription acquisition drives in the first quarter of 2001 and decreased interest expense due to the timing of payments of interest on the Notes during the first quarter of 2001.

Cash flows from investing activities

Cash flows used in investing activities were $48,000 for the three months ended March 31, 2001. The cash used in investing activities for the three months ended March 31, 2001 was the result of capital expenditures made during that period.

Cash flows from financing activities

Cash flows used in financing activities were $0.8 million for the three months ended March 31, 2002, compared to cash flows used in financing activities of $3.6 million for the three months ended March 31, 2001. Cash used in financing activities for the three months ended March 31, 2002 was the result of advances of $0.8 million to GMI. Cash used in financing activities for the three months ended March 31, 2001 was primarily the result of the payment of debt issuance costs of $1.7 million related to the refinancing of the Company's Series C Notes (See Notes 5 and 6 of the Notes To Condensed Consolidated Financial Statements), advances of $1.4 million to GMI during the three months ended March 31, 2001 and the repayment of $0.5 million of principal amount of the Notes. GMI repaid $0.5 million of advances during the three months ended March 31, 2001 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 8 of the Notes To Condensed Consolidated Financial Statements). Affiliated company advances at March 31, 2002 increased $0.8 million from December 31, 2001. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default. At March 31, 2002, the Company had a loan receivable from the principal shareholder of GMI of $1.0 million. In April 2002, the principal shareholder repaid $529,000 of this loan. The loan is evidenced by a promissory note, bears interest at 11% per annum, and is payable on December 31, 2002.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. Pursuant to the Indenture, the Company may not declare a dividend on its common stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein.

Results of Operations (Three Months Ended March 31, 2002 vs. 2001)

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

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines, the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. The online segment is engaged in the sale of memberships to the Company's Internet Site, the sale of advertising banners posted on the Internet Site and the sale of adult-oriented consumer products through the Company's online store. The entertainment segment of the Company produces a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, DVD's, video cassettes and pay-per-view programming.

The Company's revenues were $14.2 million for the three months ended March 31, 2002, compared to revenues of $17.0 million for the three months ended March 31, 2001, a decrease of $2.8 million. Newsstand revenues were $7.2 million and $8.4 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $1.2 million. Advertising revenues were $1.9 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.2 million. Subscription revenues were $1.9 million for both the three months ended March 31, 2002 and 2001, respectively. Revenues for the online segment were $2.1 million and $3.0 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.9 million. Revenues for the Entertainment Segment were $0.4 million and $0.9 million for the three months ended March 31, 2002 and 2001 respectively, a decrease of $0.5 million. Revenues from the Company's video business were $0.3 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.4 million. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.1 million.

Income from operations was $1.6 million and $3.2 million for the three months ended March 31, 2002 and 2001 respectively, a decrease of $1.6 million. Income from operations was impacted by:

-     a decrease in the number of mens magazines sold,

-     decreased revenues from the online and entertainment segments,

- a decrease in advertising revenue due to lower rates per page, partially offset by,

- decreased production costs and distribution costs as a result of a decrease in the number of newsstand copies printed and lower paper costs, and

- decreased selling, general and administrative expenses due to decreased salaries, benefits and bad debt expense, partially offset by increased insurance expense.

Net other expense was $(1.9) million for the three months ended March 31, 2002 compared to net other expense of $(11.4) million for the three months ended March 31, 2001. Included in net other expense for the year ended March 31, 2002 is interest expense of $1.9 million, compared to interest expense of $2.1 million for the three months March 31, 2001, a decrease of $0.2 million. Included in net other expense for the three months ended March 31, 2001 are debt restructuring expenses of $9.5 million related to the refinancing of the Company's Notes on March 29, 2001 (see Note 6 of the Notes To Condensed Consolidated Financial Statements).

As a result of the above discussed factors, net loss before the provision for income taxes for the three months ended March 31, 2002 was $0.3 million, compared to a net loss of $8.2 million for the three months ended March 31, 2001.

The net revenues and income from operations of the Company were (in millions):


                                                                                        Income
                                                                                        (Loss)
                                                    Net Revenue                          From
                                                   ---------------                    Operations
                                                        Three                            Three
                                                     Months Ended                     Months Ended
                                                        March 31,                      March 31,
                                                 -----------------------         ----------------------
                                                    2001            2002            2001           2002
                                                 -------         -------         -------        -------
Publishing Segment                               $  13.0         $  11.7         $   3.7        $   3.1
Online Segment                                       3.1             2.1             2.1            1.1
Entertainment Segment                                0.9             0.4             0.6            0.1
                                                 -------         -------         -------        -------
                                                 $  17.0         $  14.2         $   6.4        $   4.3
Corporate Administrative Expenses                                                   (3.2)          (2.7)
                                                 -------         -------         -------        -------
                                                 $  17.0         $  14.2         $   3.2        $   1.6
                                                 =======         =======         =======        =======


PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):



                                                                                   Income
                                                                                    (Loss)
                                              Net Revenue                            From
                                             ---------------                      Operations
                                                  Three                              Three
                                               Months Ended                       Months Ended
                                                 March 31,                           March 31,
                                       ---------------------------           ---------------------------
                                         2001               2002              2001               2002
                                       --------           --------           --------           --------
Penthouse Magazine and

  the Affiliate Publications           $   12.5           $   11.2           $    3.3           $    2.7
Foreign Edition Licensing                   0.5                0.5                0.4                0.4
                                       --------           --------           --------           --------

                                       $   13.0           $   11.7           $    3.7           $    3.1
                                       ========           ========           ========           ========

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $11.2 million and $12.5 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $1.3 million. Newsstand revenue was $7.2 million and $8.4 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $1.2 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold and increased retail display allowances of $147,000, which are now netted against revenue as a result of the adoption of the of the new Emerging Issues Task Force pronouncement EITF 01-9 as described under "Impact Of Recently Issued Accounting Pronouncements" on page 16. Newsstand sales have been adversely affected by the economic recession that began in March 2001 and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. In addition sales in the prior period were higher as a result of an issue of Penthouse featuring a well-known personality. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $1.9 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.2 million. The decrease in advertising revenue is primarily attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications, partially offset by an increase in the number of advertising pages sold in these publications. Subscription revenue was $1.9 million for both the three months ended March 31, 2002 and 2001, respectively.

Publishing-production, distribution and editorial expenses were $5.5 million and $6.1 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.6 million. Paper costs were $1.9 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.4 million. Print costs were $2.0 million for the three months ended March 31, 2002, compared to $2.2 million for the three months ended March 31, 2001, a decrease of $0.2 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper, a decrease in the number of pages per issue and a decrease in printing costs as a result of changes made in the design of the Company's magazines to improve production efficiencies. Distribution costs were $0.9 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.2 million. Editorial costs were $0.7 million and $0.6 million for the three months ended March 31, 2002 and 2001, respectively, an increase of $0.1 million.



Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 2002, compared to $3.1 million for the three months ended March 31, 2001, a decrease of $0.1 million. The decrease is primarily due to a decrease in bad debt expense of $0.4 million, partially offset by an increase in subscription costs of $0.3 million during the three months ending March 31, 2002.

TRENDS - PENTHOUSE AND THE AFFILIATE PUBLICATIONS

The Company has experienced a steady decline in the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold over the past several years. From the first quarter of 1998 to the first quarter of 2002, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 36%. The Company believes that the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. The Company has raised the cover prices of the magazines and reduced production costs to partially offset this decline. The Company believes that the most significant consolidations likely in the magazine distribution industry have already taken place. The Company also believes that newsstand sales for 2002 will remain consistent with 2001 on an annual basis, as a result of the economic recovery currently under way, the addition of extra issues of certain of the Company's magazines during the year ended 2002 and special marketing strategies it has implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. These positive trends are expected to be partially offset by a continued loss of outlets due to various factors, including changes in the ownership of chains of convenience stores, which can result in a loss of business if a new owner no longer wishes to carry adult oriented products.

The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of the Company's magazines, which has the effect of decreasing advertising rates. In addition, there has been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. The Company believes that despite this trend, advertising revenue will remain fairly stable during 2002 as magazine circulation begins to increase for the reasons stated above and as the market for advertising improves as a result of the economic recovery currently under way. However the Company expects advertising revenue to decline in following years as a result of the decreasing demand for pay-per-call services.

The Company has also experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. The Company believes the reasons for the decrease are similar to the reasons for the declining newsstand sales, but has also resulted from increases in the subscription prices of the magazines and lowered discounts offered to subscription agents. The Company increased the subscription prices of the magazines and lowered discounts to subscription agents in order to increase the profitability of subscription sales. The Company is not planning to increase the subscription prices for the magazines in the near term and expects the number of subscription sales to remain fairly stable during 2002. However, the 11.6% increase in postal rates that will go into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis. The Company will attempt to partially offset the effect of this increase by reducing its subscription related promotional expenses.

The Company has been steadily reducing its publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue and changing the grades of paper used to produce the magazines. These expenses are expected to decrease further in 2002 as a result of further changes made in paper grades on some of the magazines. The Company expects printing costs to increase in 2002 due to price increases for inflation contained in the Company's contracts with its printers. However the increase in printing costs are expected to be partially offset by printing cost reductions as a result of changes made in the design of Company's magazines to improve production efficiencies. The Company projects that paper prices, which decreased during 2001, will remain stable during 2002. However, paper prices are volatile and a large increase in prices could have a material adverse affect on the Company's cash flows and profitability.

Selling, general and administrative expenses are expected to decrease as a result of a reduction in the number of employees in 2002. In future years, selling, general and administrative expenses are expected to increase at about the same rate as inflation.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.5 million for both the three months ended March 31, 2002 and 2001, respectively.

Selling, general and administrative expenses were $0.1 million for both the three months ended March 31, 2002 and 2001.

Trends  - Foreign Edition Licensing

Revenue from licensing of foreign editions has remained fairly stable over the past several years. While declining circulation in mens magazines around the world has resulted in lower royalty payments per licensee each year, the Company has been able to maintain its licensing revenue by adding new licensees to offset the declining royalty payments. The Company expects this trend to continue and for foreign edition licensing revenue to remain fairly consistent during 2002.

In 2002 and future years, selling, general and administrative expenses for foreign edition licensing are expected to increase at about the same rate as inflation.

ONLINE SEGMENT

Revenues for the online segment were $2.1 million and $3.1 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $1.0 million. This decrease is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $0.9 million and decreased advertising revenues from banners in the Internet Site of $0.2 million, partially offset by an increase in revenues from the online store of $0.1 million during the three months ending March 31, 2002. The decrease in revenue from the sale of memberships to the Internet Site resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to the Company's Internet Site has increased 12% over the past two quarters as a result of the changes in the pricing of memberships and special promotions aimed at attracting new members. To attempt to offset the decrease in the price of memberships, the Company has continued to run special promotions for the sale of additional memberships and has continued to adjust its pricing plans to attract new members and retain existing members. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001, which has continued to effect advertising budgets well into 2002. To offset this decline, the Company has intensified its efforts to attract more advertising to the Internet Site.

Direct costs were $0.1 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $0.1 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.1 million for the three months ended March 31, 2002.

Selling general and administrative expenses were $0.9 million for the three months ended March 31, 2002, compared to $0.8 million for the three months ended March 31, 2001, an increase of $0.1 million. The increase is primarily attributable to an increase in data processing fees of $0.1 million during the three months ended March 31, 2002.

Trends  - Online Segment

Revenues from the online segment, which had declined during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, leveled off in the first quarter of 2002 and remained fairly consistent with that of the fourth quarter of 2001. The Company does not believe it will need to intensify its validation methods any further in the near term to meet Visa's requirements. In addition, the marketing initiatives stated above and the expected increase in the sale of memberships as a result of the anticipated economic recovery now underway are expected to help increase revenue from the sale of memberships in 2002. However, the increase in revenue from the sale of memberships is expected to occur slowly because of the negative effect of decreases in the average price of memberships and revenue from the sale of memberships for the year 2002 is expected to fall below that of the prior year. In addition, Visa has the right to modify the maximum chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, the Company may need to intensify its validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard recently established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. The Company believes that its chargeback and refund levels fall well within those required by the new MasterCard regulations and the new regulations will have no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in the online revenue. While the Company has intensified its efforts to attract more advertisers to the Internet Site, it believes that the current weak market for internet advertising will cause revenues from advertising banners in the Internet Site for the year 2002 to fall below that of the prior year. However the Company also believes that the demand for Internet advertising will improve as a result of the improving economic climate as well as its intensified efforts to attract additional advertising. Revenue from the online store is expected to increase slightly in 2002 as more products are added to the store.

Direct costs are expected to remain about the same as 2002. Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees and in future years to increase at about the same rate as inflation.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.4 million for the three months ended March 31, 2002, compared to $0.9 million for the three months ended March 31, 2001, a decrease of $0.5 million. The Company's video business revenues were $0.3 million for the three months ended March 31, 2002 compared to $0.7 million for the three months ended March 31, 2001, a decrease of $0.4 million. Revenues for the three months ended March 31, 2002 were lower due to sales in the prior period from a series of movies produced under a joint venture co-operation agreement. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months March 31, 2002 and 2001, respectively, a decrease of $0.1 million. Revenues for the three months ended March 31, 2002 were lower due to lower billable minutes.

Direct costs were $0.2 million and $0.1 million for the three months ended March 31, 2002 and 2001 respectively. The increase is attributable to increased production costs for the three months ending March 31, 2002.

Selling, general and administrative expenses were $0.1 million and $0.2 million for the three months ended

March 31, 2002 and March 31, 2001 respectively, a decrease of $0.1 million.

Trends - Entertainment Segment

Revenues from the Entertainment Segment have been declining over the past few years primarily as a result of a steady decrease in demand for pay-per-call services. The Company expects pay-per-call revenue to continue to decline during 2002 and thereafter. The Company's video business revenues are expected to improve in the second half of 2002 as a result of the timing of certain of the Company's cable agreements and the improving economic climate. However the Company expects revenues on an annual basis for 2002 to fall slightly below that of the prior year.

Direct costs are expected to increase at about the same rate as inflation in 2002. Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.7 million for the three months ended March 31, 2002, compared to $3.2 million for the three months ended March 31, 2001, a decrease of $0.5 million. This decrease is primarily attributable to decreased bad debts expense of $0.4 million, decreased legal expenses $0.2 million and decreased salary expense of $0.2 million, partially offset by an increase in insurance expenses of $0.3 million for the three months ended March 31, 2002.

Trends - Corporate Administrative Expense

Corporate administrative expenses are expected to decrease during 2002 due to a reduction in the number of employees.

BAD DEBT EXPENSE

Bad debt expense was $34,000 for the three months ended March 31, 2002, compared to $0.8 million for the three months ended March 31, 2001, a decrease of $0.8 million. The decrease is primarily attributable to the recording of a reserve of $0.4 million in the prior year related to receivables from KC Publishing, Inc., a company owned by the Company's former President and Chief Operating Officer and the recording of a reserve of $0.4 million in the prior year related to receivables from subscription agents. The Company had established these reserves because collectibility of these amounts was not assured. The reserve related to receivables from KC Publishing has been included in corporate administrative expenses. The reserve related to receivables from subscription agents has been included in the selling, general and administrative expenses of Penthouse Magazine and the Affiliate Publications. The Company does not believe it will need to make any material adjustments to these reserves in the current year.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for both the three months ended March 31, 2002 and 2001, respectively.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of a slow-down or recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; (g) the impact of terrorist attacks; and (h) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

                            PART II-OTHER INFORMATION
ITEM 1.                         LEGAL PROCEEDINGS

On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione, GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1.1 million, interest at the rate of 9% per annum from September 1, 2001 and attorney's fees. The Defendants have filed their answer to the complaint asserting a cross-complaint requesting a declaration of whether and to what extent the arbitrary reduction in the rates of payout by an affiliate of NTS breached it's pay-per-call service agreement with the Company. The Court has ordered the case to mediation, which is scheduled to begin on June 4, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert C. Guccione and GMI. In light of the concerns related to the Company's liquidity, as more fully described in Note 1 of the Notes To Condensed Consolidated Financial Statements for the three months ended March 31, 2002, it is possible that the Company would be unable to satisfy a judgement rendered against it by the Court, should one be assessed. Therefore management believes that an adverse outcome with regard to these proceedings could have a material adverse effect on its financial condition or results of operations.

On May 6, 2002, Judith E. Soltesz-Benetton ("Plaintiff") filed in United States District Court for the Southern District of New York (the "U.S. Court"), an action (the "Action") alleging, among other things, that the Company published photographs of the Plaintiff topless in the June 2002 issue of Penthouse Magazine (the "Magazine") without the Plaintiff's permission, falsely representing them to be pictures of Anna Kournikova. The Plaintiff seeks a permanent injunction requiring the recall of any unsold copies of the June 2002 issue of the Magazine, the barring of any reproduction of the photographs (including on the Company's Internet Site), exemplary damages of $10.0 million, compensatory damages of an undisclosed amount and reimbursement for the costs and disbursements of the lawsuit. The U.S. Court has issued a temporary injunction barring the Company from any further reproduction of the photographs and any additional distribution of the June 2002 issue of the Magazine. A hearing began on May 14, 2002 to determine if the Company must recall any unsold copies of the Magazine. The Company intends to vigorously defend itself during the hearing. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 8, 2002, Anna Kournikova (the "Other Plaintiff") filed in United States District Court for the Central District of California, an action (the "Other Action") alleging, among other things, that the Company published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of the Other Plaintiff when they were in reality photographs of someone else. The Other Action also alleges that the Company advertised its intention to make the photographs and a video of the woman available on its Internet Site on Friday, May 10, 2002. The photographs referred to in this Other Action are the same photographs as those referred to in the Action described in the preceding paragraph. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the photographs were of the Other Plaintiff and it apologized to the Other Plaintiff and the actual woman in the photographs for the error. The Company also published the apology on its Internet Site.

The Other Plaintiff seeks a permanent injunction barring the Company from any similar acts concerning the Other Plaintiff, barring it from any further distribution of the photographs and the June 2002 edition of the Magazine, barring it from any references to the Other Plaintiff on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of the Other Plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the Other Plaintiff, awarding damages in an unspecified amount not less than $10.0 million, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the Other Plaintiff's costs and attorneys' fees in prosecuting the Other Action. The Company has yet to be served with the complaint and intends to vigorously defend itself should it be served. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K
-------                 --------------------------------
  (a)             There are no exhibits filed as part of this report.

  (b)             Reports on Form 8-K.
                  No reports on Form 8-K were filed during the quarter ended
                  March 31, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         General Media, Inc.
                                          (Registrant)


Dated: May 15, 2002                      By: /s/ John D. Orlando
                                             ----------------------
                                                  Signature

                                             John D. Orlando

                                             Senior Vice President-Chief
                                             Financial Officer

                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)