Form 10-Q
period 2002-06-30
GENERAL MEDIA INC
filed 2002-08-14
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the Securities Exchange Act of 1934


                                                                   Commission
For the Quarterly Period Ended June 30, 2002                   File No. 33-76716

                               General Media, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                            13-3750988
      -----------------------------------------     ----------------------
          (State or other jurisdiction                 (IRS Employer
        of incorporation or organization)           Identification Number)

             11 Penn Plaza, New York, NY                    10001
      -----------------------------------------     ----------------------
           (Address of Principal Executive                 Zip Code
                       Offices)

                                 (212) 702-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

           Class                                  Outstanding at August 14, 2002
           -----                                  ------------------------------
Common stock, $.01 par value                                477,401

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----

PART I-FINANCIAL INFORMATION

     Item 1.   Financial Statements                                 3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations       16

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                   34


PART II-OTHER INFORMATION

     Item 1.   Legal Proceedings                                   35

     Item 2.   Changes in Securities and Use of Proceeds           36

     Item 3.   Defaults Upon Senior Securities                    N/A

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                   N/A

     Item 5.   Other Information                                  N/A

     Item 6.   Exhibits and Reports on Form 8-K                    37

               Signatures                                          38

ITEM 1. FINANCIAL STATEMENTS



                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                  (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                     ----------------------      ----------------------
                                                                       2001          2002          2001          2002
                                                                     --------      --------      --------      --------
NET REVENUES                                                         $ 33,198      $ 30,282        16,175        16,074
                                                                     --------      --------      --------      --------

OPERATING COSTS AND EXPENSES
      Publishing-production, distribution and editorial                12,072        11,631         5,996         6,164
      Entertainment- direct costs                                         511           442           249           205
      Selling, general and administrative                              12,914        12,410         6,577         5,788
      Rent expense from affiliated companies                              341           333           194           218
      Bad debt expense                                                    845            78            39            44
      Depreciation and amortization                                       304           273           150           131
                                                                     --------      --------      --------      --------
            Total operating costs and expenses                         26,987        25,167        13,205        12,550
                                                                     --------      --------      --------      --------
            Income from operations                                      6,211         5,115         2,970         3,524
                                                                     --------      --------      --------      --------
OTHER INCOME (EXPENSE)
      Interest expense                                                 (4,093)       (3,791)       (2,024)       (1,849)
      Gain on sale of officer's life insurance policies (Note 8)                        811                         811
      Interest income                                                     172            61            69            23
      Debt restructuring expenses (Note 6)                             (9,524)                        (71)
                                                                     --------      --------      --------      --------
            Total other income (expense), net                         (13,445)       (2,919)       (2,026)       (1,015)
                                                                     --------      --------      --------      --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                        (7,234)        2,196           944         2,509
      Provision for income taxes                                          376            13          (135)            7
                                                                     --------      --------      --------      --------
      Net income (loss)                                                (7,610)        2,183         1,079         2,502
Accumulated deficit-beginning of period                               (55,807)      (65,715)      (64,496)      (66,034)
                                                                     --------      --------      --------      --------
Accumulated deficit-end of period                                    ($63,417)     ($63,532)     ($63,417)     ($63,532)
                                                                     ========      ========      ========      ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                  DECEMBER 31,    JUNE 30,
                                                                                      2001          2002
                                                                                  ------------   -----------
                                                                                                 (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                    $  2,431      $    485
       Accounts receivable, net of allowance
          for doubtful accounts                                                        3,340         3,167
       Inventories                                                                     4,447         2,854
       Prepaid expenses and other current assets                                       1,855         1,104
                                                                                    --------      --------

                                         TOTAL CURRENT ASSETS                         12,073         7,610

WORKS OF ART AND OTHER COLLECTABLES                                                    2,270         2,270

PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                                    2,420         2,147

OTHER ASSETS
       Due from affiliated companies                                                   3,805         4,695
       Rent security deposits                                                          1,496         1,111
       Loan to shareholder                                                             1,000
       Deferred subscription aquisition costs, net                                     1,282           499
       Other                                                                           1,440         1,023
                                                                                    --------      --------
                                                                                       9,023         7,328
                                                                                    --------      --------
                                                                                    $ 25,786      $ 19,355
                                                                                    ========      ========

                         LIABILITIES AND STOCKHOLDER DEFICIENCY

CURRENT LIABILITIES
       Current maturities of Senior Secured Notes                                   $  5,800      $  7,800
       Accounts payable                                                               12,439         7,105
       Accrued retail display allowance                                                1,407         1,747
       Deferred  revenue                                                               9,551         8,105
       Accrued Interest - Senior Secured Notes                                         1,840         1,757
       Other liabilities and accrued expenses                                          2,442         2,897
       Income tax payable                                                                925           920
                                                                                    --------      --------

                                         TOTAL CURRENT LIABILITIES                    34,404        30,331


SENIOR SECURED NOTES, LESS CURRENT MATURITIES                                         43,257        39,072

UNEARNED REVENUE                                                                       1,433         1,205

OTHER NON-CURRENT LIABILITIES                                                          1,130         1,002

CONTINGENCIES

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     9,450        10,328

STOCKHOLDER DEFICIENCY
       Common stock, $.01 par value; 1,000,000
          shares; issued and outstanding, 477,401 shares                                   5             5
       Capital in excess of par value                                                  1,822           944
       Accumulated deficit                                                           (65,715)      (63,532)
                                                                                    --------      --------
                                                                                     (63,888)      (62,583)
                                                                                    --------      --------
                                                                                    $ 25,786      $ 19,355
                                                                                    ========      ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        2001         2002
                                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     ($7,610)     $ 2,183
Adjustments to reconcile net loss to
       cash provided by (used in) operating activities:
       Depreciation and amortization                                      304          273
       Amortization of unearned revenue                                  (182)        (228)
       Gain on sale of officer's life insurance policies                              (811)
       Debt restructuring cost                                          9,524
       Interest on loan to shareholder                                    (55)
       Income taxes reimbursable to affiliated companies                  376
       Change in operating assets and liabilities:
         Accounts receivable                                            2,788          173
         Inventories                                                      865        1,593
         Other current assets                                             561          751
         Other assets                                                    (307)       1,461
         Accounts payable, accrued expenses and other
              current liabilities                                        (590)      (4,539)
         Accrued interest on Senior Secured Notes                        (856)         (83)
         Income taxes payable                                             (25)          (5)
         Deferred revenue                                                (561)      (1,446)
         Other long term liabilities                                      (43)        (128)
                                                                      -------      -------
            Net cash provided by (used in) operations                   4,189         (806)
                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sale of officers life insurance policies                          935
       Capital expenditures                                              (100)
                                                                      -------      -------

            Net cash provided by (used in) investing activities          (100)         935
                                                                      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
       Advances to affiliated companies                                (2,537)        (890)
       Debt issuance costs                                             (1,905)
       Repayment of Senior Secured Notes                               (1,193)      (2,185)
       Repayment of shareholder loan                                                 1,000
                                                                      -------      -------
            Net cash used in financing activities                      (5,635)      (2,075)
                                                                      -------      -------

            Net decrease in cash and cash equivalents                  (1,546)      (1,946)

Cash and cash equivalents at beginning of period                        6,425        2,431
                                                                      -------      -------
Cash and cash equivalents at end of period                            $ 4,879      $   485
                                                                      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
                 Interest                                             $ 4,924      $ 3,842
                 Income taxes                                         $    25      $    11

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

       Noncash issuance of mandatorily redeemable convertible
           preferred stock                                            $ 8,200
       Noncash expiration of redeemable common stock warrants         $   582
       Noncash "paid in kind" dividends on mandatorily redeemable
          preferred stock                                             $   339      $   709
       Noncash accretion of mandatorily redeemable preferred
          stock to liquidation preference                             $    82      $   169



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PREPARATION AND LIQUIDITY

General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. (the "Company"). On March 29, 2001 the Company issued 9,905 shares of mandatorily redeemable convertible preferred stock to third parties (See Note 7). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2002, the Company's cash balance was $485,000 as compared to $2,431,000 at December 31, 2001, for a decrease of $1,946,000 during the six month period ended June 30, 2002. This decrease was due to the use of $806,000 in operating activities, the net increase in advances to affiliated companies of $890,000 and mandatory principal payments for its Series C Notes of $2,185,000. This was offset in part by the receipt of $935,000 from the sale of officer's life insurance policies on the life of the principal shareholder and the collection of $1,000,000 of loans receivable from the principal shareholder that arose in prior periods. Subsequent to June 30, 2002, the Company collected $2,560,000 on the balance due from affiliated companies. This amount and approximately $525,000 of cash from operations generated in 2002 was used during July 2002 to pay principal and interest payments totaling $3,085,000 on the Series C Notes. At June 30, 2002, the Company's current liabilities exceeded current assets by $22,721,000.

In addition to the principal and interest payments made in July 2002, the Company's Series C Notes require interest payments of approximately $6,443,000 and amortization payments of $6,500,000 during the period August 1, 2002 to June 30, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of these required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is seeking other sources of financing to replace its current debt arrangements. There can be no assurance that the Company will be successful in locating other sources of financing.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


1.       (CONTINUED)

The Company has undertaken the following actions to attempt to achieve profitability and improve cash flow:

o On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action will reduce the amount of cash required for salary and benefit expenses.

o Reduced the production costs of its magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on its magazines and by changing their design to improve production efficiencies.

o Reduced the amount of cash expended to promote subscriptions and reduced the amount of cash expended on other selling, general and administrative expenses.

o    Improved revenue by adding additional special issues of its magazines.

o    Delayed employee salary increases for five months during 2002.

o The principal shareholder, Robert C. Guccione, repaid a $1,000,000 loan that arose in prior periods.

o    In the month of July 2002, GMI repaid $2,560,000 of intercompany advances.

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


2.       ACCOUNTING FOR RETAIL DISPLAY ALLOWANCES

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on the Company of the adoption of the policy is a

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

2.       (CONTINUED)

reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $1,528,000 and $1,294,000 for the six months ended June 30, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the six months ended June 30, 2001 have each been reduced by approximately $1,294,000 to conform to the June 31, 2002 presentation.

3.       INVENTORIES

Inventories consist of the following:

                                December 31,     June 30,
                                    2001           2002
                                ------------     --------
                                    -- In  Thousands --
Paper and printing                 $1,411         $  505
Editorials and pictorial            2,239          1,852
Film and programming costs            797            497
                                   ------         ------
                                   $4,447         $2,854
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


5.       SENIOR SECURED NOTES

On December 21, 1993, the Company issued, pursuant to an indenture (the "Indenture"), $85,000,000 of Senior Secured Notes (the "Notes") at an issue price equal to 99.387% of the principal amount of the Notes. As part of the issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter, at a discount, 102,506 warrants (the "Warrants"). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the Company's common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. At the time of issuance, the Company recorded the Warrants at their fair value.

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

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5,800,000 during the calendar year 2002 and $6,500,000 during the calendar year 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year will be required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon), and any proceeds to the Company from the sale of certain insurance policies on the life of the principal shareholder (the "Policies").The Company made amortization payments of $2,185,000 during the first six months of 2002, which included $935,000 of proceeds from the sale of certain of the Policies (See Note 8).

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

5.       (CONTINUED)

the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from the sale of Policies. As of June 30, 2002, the Company was in compliance with all such covenants. However as of June 30, 2002 the Company had not made a required principal redemption of approximately $1,300,000 and a required interest payment of approximately $1,757,000, both due by that date. During July 2002, the Company received approximately $2,560,000 from amounts due the Company by affiliated companies. These funds, along with $525,000 of cash from operations, were used by the Company to make the required principal and interest payments within the applicable grace periods allowed for by the Indenture.

In addition, the Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders (the "Holders") within ninety days of the date of either the resignation or termination of John Prebich, the Company's former President and Chief Operating Officer to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by the Company to all Holders. On January 18, 2002, John Prebich was terminated. The Company proposed a replacement President and Chief Operating Officer to the Holders within the ninety day period. However the Holders rejected the proposed replacement on April 25, 2002, after the ninety-day period. In May 2002, the Holders notified the Company that they believed a "Change of Control" event had occurred due to the failure of the Company to replace John Prebich within the ninety-day period. The Company responded by stating that it did not believe a "Change of Control" event had occurred because it had proposed a replacement for John Prebich within the ninety-day period, which was rejected after the ninety-day period. The Company also proposed that it's current Chief Financial Officer, John Orlando, be accepted as the Company's President and Chief Operating Officer. The Company and the Holders are entering into a Third Supplemental Indenture dated as of August 1, 2002 to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments", to substitute John Orlando for John Prebich in the "Change of Control" provision and to add new financial covenants that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan that shall be delivered to the Holders no later then September 13, 2002. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the "Amendment Expenses") related to the agreement. The Company recorded $114,000 of Amendment Expenses during the six months ended June 30, 2002. In July 2002, the Company also paid $100,000 to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the amendment to the Indenture. In exchange for these amendments the Holders agreed to waive their complaint that a "Change of Control" had occurred.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

6.       DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 5 above, the Company recorded debt restructuring expenses during the six months ended June 30, 2001 of $9,524,000, consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $143,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $733,000 and the fair market value of 9,905 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 7 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

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

The recorded value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company recorded $169,000 and $82,000 of such accretion for the six months ended June 30, 2002 and 2001, respectively. The Company also recorded "paid-in-kind" dividends of approximately $709,000 and $339,000 for the six month ended June 30, 2002 and 2001, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

8.       GAIN ON SALE OF OFFICER'S LIFE INSURANCE POLICIES

In April 2002, certain officer's life insurance policies were sold to an unrelated third party, resulting in proceeds to the Company of approximately $935,000 and a net gain of approximately $811,000, after deducting the cash surrender value of the policies of approximately $124,000. The proceeds from the sale of the policies was applied against the Senior Secured Notes as an additional principal payment in accordance with the requirements of the Indenture (See Note 5).

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

9.       INCOME TAXES

The Company incurred a taxable loss of approximately $43,000 for the six months ended June 30, 2002. In addition the Company has a net operating loss ("NOL") carryover available from the prior year of approximately $1,475,000, which can be used to reduce future taxable income. This NOL will expire in 2021. The income tax provision for the six months ended June 30, 2002 consists of state minimum taxes of approximately $13,000.

The Company and its subsidiaries are included in the consolidated Federal income tax return of GMI. The provision for income taxes in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the "Agreement"), the Company can utilize the net operating losses of GMI ("GMI NOL's") to reduce its income taxes, as long as the Company is a member of GMI's consolidated group. To the extent that the Company utilizes such GMI NOL's to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2002, GMI had available for Federal income tax purposes GMI NOL's aggregating approximately $84,751,000, which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI's consolidated group. These GMI NOL's expire in tax years 2007 through 2021.

10.       CONTINGENCIES

On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione, GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1,098,000, interest at the rate of 9% per annum from September 1, 2001 and attorneys fees. The Defendants have filed their answer to the complaint asserting a cross-complaint requesting a declaration of whether and to what extent the arbitrary reduction in the rates of payout by an affiliate of NTS breached its pay-per-call service agreement with the Company. The Court ordered the case to mediation, which began on June 4, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert
C. Guccione and GMI. In light of the concerns related to the Company's liquidity, which are more fully described in Note 1, it is possible that the Company would be unable to satisfy a judgement rendered against it by the Court, should one be assessed. Therefore management believes that an adverse outcome with respect to these proceedings could have a material adverse effect on its financial condition or results of operations.

On May 6, 2002, Judith E. Soltesz-Benetton (the "Plaintiff") filed in United States District Court for the Southern District of New York (the "U.S. Court"), an action alleging, among other things, that the Company published photographs of the Plaintiff topless in the June 2002 issue of Penthouse Magazine
(the "Magazine")

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

10.      (CONTINUED)

without the Plaintiff's permission, falsely representing them to be pictures of Anna Kournikova. On May 20, 2002, the Company and the Plaintiff reached an agreement to settle the case for an amount that both parties agreed to keep confidential. In addition, the Company agreed not to distribute any more copies of the Magazine and not to put the photographs on its Internet Site, as well as to apologize to the Plaintiff. The Company was not, however, required to recall any unsold copies of the Magazine. The settlement of the case did not have a material adverse effect on the Company's financial condition and results of operations.

On May 8, 2002, Anna Kournikova ("Anna") filed in United States District Court for the Central District of California (the "California Court"), an action (the "Action") alleging, among other things, that the Company published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Action also alleges that the Company advertised its intention to make the photographs and a video of the woman available on its Internet Site on May 10, 2002. The photographs referred to in this Action are the same photographs as those referred to in the action described in the preceding paragraph. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the photographs were of Anna and it apologized to Anna and the actual woman in the photographs for the error. The Company also published the apology on its Internet Site.

Anna seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the photographs and the June 2002 edition of the Magazine, barring it from any references to Anna on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of Anna, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of Anna, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for Anna's costs and attorneys' fees in prosecuting the Action. The Company has filed a motion to dismiss portions of the complaint and Anna has filed a cross-motion to freeze $15,000,000 of the Company's assets for purposes of insuring the payment of a possible judgement, which were both heard in the California Court on August 5, 2002. On August 9, 2002 the California Court dismissed Anna's cross-motion. The Company is waiting for the decision of the California Court with respect to its motion. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 24, 2002, Reed Somberg and Liuz Gonzalez individually and on behalf of all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Florida, 11th Judicial Circuit for Miami/Dade County, an action alleging that the Company committed a "breach of duty" when it published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of Anna Kournikova when they were in reality photographs of someone else. The Class Action Plaintiffs claim they bought the Magazine prior to learning that the authenticity of the photographs was in question for the sole

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


10.      (CONTINUED)

purpose of looking at these photographs. The action requests class-action certification, a refund of the price of the Magazine, compensation for "lost value" of the Magazine, court costs and interest. On July 22, 2002, the Company filed a motion to dismiss the action and is waiting for a response from the Class Action Plaintiffs' legal counsel. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

11.      SEGMENT INFORMATION

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

11.      (CONTINUED)

                                                                                 Corporate and
                                                                                  reconciling
                                         Publishing    Online     Entertainment      items        Consolidated
                                         -------------------------- (in thousands)----------------------------
SIX MONTHS ENDED
JUNE 30, 2002
  REVENUES FROM CUSTOMERS                  $25,443     $3,962        $  877                          $30,282
  DEPRECIATION AND AMORTIZATION                234         37             2                              273
  INCOME (LOSS) FROM OPERATIONS              8,153      2,242           279          (5,559)           5,115
  INTEREST EXPENSE                             147                                    3,644            3,791
  GAIN ON SALE OF OFFICER'S LIFE
    INSURANCE POLICIES                                                                  811              811
  INTEREST INCOME                                4                                       57               61
  SEGMENT PROFIT (LOSS) BEFORE
    INCOME TAXES                             8,010      2,242           279          (8,335)           2,196
  SEGMENT ASSETS                             8,873        156           743           9,583           19,355

Six Months Ended
June 30, 2001
  Revenues from customers                  $25,834     $5,542        $1,822                          $33,198
  Depreciation and amortization                250         41            13                              304
  Income (loss) from operations              7,878      3,412         1,169          (6,248)           6,211
  Interest expense                             216                                    3,877            4,093
  Debt restructuring expenses                                                         9,524            9,524
  Interest income                               11                                      161              172
  Segment profit (loss) before
    income taxes                             7,673      3,412         1,169         (19,488)          (7,234)
  Segment assets                            12,065        386         1,547          15,373           29,371
  Capital expenditures                          47         53                                            100


The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense, interest income, gain on sale of officer's life insurance policies (in 2002) and, debt restructuring expenses (in 2001) resulting in the segment profit (loss) shown. Corporate and reconciling items included in segment assets includes cash, security deposits, the cash surrender value of officer's life insurance, loan to shareholder and loan to affiliated company.

The market for the Company's products is worldwide; however approximately eighty nine percent of the Company's revenue is derived from U.S.-based sources.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

11.      (CONTINUED)

No customer of the Company accounted for more than ten percent of the Company's net revenue during the six months ended June 30, 2002 and 2001, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.


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

     c. Income Taxes - In preparing our financial statements we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our taxable loss in the current year and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance.

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

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections". This statement is effective for fiscal years beginning after May 15, 2002. This rescinds SFAS 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

The Company does not believe that these statements will have a material effect on the Company's financial statements.

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on the Company of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $1.5 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the six months ended June 30, 2001 have each been reduced by approximately $1.3 million to conform to the June 30, 2002 presentation.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of June 30, 2002:

                                       -------------------Obligations due-----------------
                                        Total        1         2-3        4-5       Over 5
                                       Amount      Year       Years      Years      Years
                                       ----------------------(In millions)----------------
Senior Secured Notes                   $46.9       $7.8       $39.1       $ --       $ --
Operating Leases                        12.7        1.9         3.7        3.8        3.3
Other Long-Term Liabilities              0.9        0.2         0.5        0.2         --
                                       -----       ----       -----       ----       ----
Total Cash Obligations                 $60.5       $9.9       $43.3       $4.0       $3.3
                                       =====       ====       =====       ====       ====

Interest On Senior Secured Notes       $12.4       $8.2       $ 4.2       $ --       $ --
                                       =====       ====       =====       ====       ====


                         LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2002, the Company had $0.5 million in cash and cash equivalents, as compared to $2.4 million at December 31, 2001, for a decrease of $1.9 million during the six month period. The decrease was due to the use of $0.8 million in operating activities, the net increase in advances to affiliated companies of $0.9 million and mandatory principal payments for its Series C Notes of $2.2 million. This was offset in part by the receipt of $0.9 million from the sale of certain officer's life insurance policies on the life of the principal shareholder (the "Policies") and the collection of $1.0 million of loans receivable from the principal shareholder that arose in prior periods. Subsequent to June 30, 2002, the Company collected $2.6 million on the balance due from affiliated companies. This amount and approximately $0.5 million of cash from operations in 2002 was used in July 2002 to pay principal and interest payments totaling $3.1 million on its

Series C Notes. At June 30, 2002, the Company's current liabilities exceeded current assets by $22.7 million.

In addition to the principal and interest payments made in July 2002, the Company's Series C Notes require interest payments of approximately $6.4 million and amortization payments of $6.5 million during the period August 1, 2002 to June 30, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of these required payments. In the event that the Company is unable to make these payments, the trustee under the indenture governing the Series C Notes (the "Indenture") could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is seeking other sources of financing to replace its current debt arrangements. There can be no assurance that the Company will be successful in locating other sources of financing.

The Company has undertaken the following actions to attempt to achieve profitability and improve cash flow:

     o On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action is expected to reduce the amount of cash required for salary and benefit expenses by an estimated $1.8 million during 2002 and an estimated $2.4 million on an annualized basis.

     o Reduced the production costs of its magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on its magazines and by changing their design to improve production efficiencies, thereby saving an estimated $0.7 million in cash during 2002 and an estimated $0.9 million on an annualized basis.

     o Reduced the amount of cash expended to promote subscriptions of the Affiliate Publications and reduced the amount of cash expended on other selling, general and administrative expenses by an estimated $1.4 million for 2002 and an estimated $1.6 million on an annualized basis.

     o Improved revenue by adding additional special issues of its magazines. Based on past experience, this action is expected to generate an estimated $0.3 million in additional cash during 2002.

     o Delayed employee salary increases for five months during 2002. This action is expected to save an estimated $50,000 in 2002.

     o The principal shareholder, Robert C. Guccione, repaid a $1.0 million loan that arose in prior periods.

     o In the month of July 2002, GMI repaid $2.6 million of intercompany advances.

Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, the Company is contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that management will be able to achieve such a result.

Cash flows from operating activities

Net cash used in operating activities was $0.8 million for six months ended June 30, 2002, compared to net cash provided by operating activities of $4.2 million for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was derived by adjusting the net profit for the period by the effect of a gain from the sale of officer's life insurance policies and non-cash items as well as decreased accounts payable and accrued expenses due to the timing of payments to vendors, and decreased spending on subscription acquisition drives during the six months ended June 30, 2002. This was partially offset by decreased paper and art inventories, and prepaid insurance. The net cash provided by operating activities for the six months ended June 30, 2001, was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor and decreased paper inventory levels. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Senior Secured Notes during the first six months of 2001.

Cash flows from investing activities

Cash flows provided by investing activities were $0.9 million for the six months ended June 30, 2002, compared to cash flows used in investing activities of $0.1 million for the six months ended June 30, 2001. The cash provided by investing activities for the six months ended June 30, 2002 was the result of the sale of the Policies. The cash used in investing activities for the six months ended June 30, 2001 was the result of capital expenditures made during that period.

Cash flows from financing activities

Cash flows used in financing activities were $2.1 million for the six months ended June 30, 2002, compared to cash flows used in financing activities of $5.6 million for the six months ended June 30, 2001. Cash used in financing activities for the six months ended June 30, 2002 was the result of advances of $0.9 million to GMI and payments of $2.2 million in mandatory principal payments for its Series C Notes, partially offset by $1.0 million in cash received against a loan from the principal shareholder. Cash used in financing activities for the six months ended June 30, 2001 was primarily the result of the payment of debt issuance costs of $1.9 million related to the refinancing of the Company's Series C Notes (See Notes 5 and 6 of the Notes To Condensed Consolidated Financial Statements), advances of $2.5 million to GMI during the six months ended June 30, 2001 and the repayment of $1.2 million of principal amount of the Notes. GMI repaid $0.4 million of advances during the six months ended June 30, 2001 by the Company's utilization of GMI's net operating loss carryforwards in accordance with the tax sharing agreement between the affiliated companies (See Note 9 of the Notes To Condensed Consolidated Financial Statements).

Affiliated company advances at June 30, 2002 increased $0.9 million from December 31, 2001. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default. At December 31, 2001, the Company had a loan receivable from the principal shareholder of GMI of $1.0 million. The principal shareholder repaid $529,000 and $471,000 of this loan in April and May 2002, respectively.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5.8 million during the calendar year 2002 and $6.5 million during the calendar year 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year will be required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to the Company from the sale of the Policies. The Company made amortization payments of $2.2 million during the first six months of 2002, which included $935,000 of proceeds from the sale of the Policies (See Note 8).

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81.6 million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $0.5 million. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from the sale of the Policies. As of June 30, 2002, the Company was in compliance with all such covenants. However as of June 30, 2002 the Company had not made a required principal redemption of approximately $1.3 million and a required interest payment of approximately $1.8 million both due by that date. During July 2002, the Company received approximately $2.6 million from amounts due the Company by affiliated companies. These funds, along with $0.5 million of cash from operations, were used by the Company to make the required principal and interest payments within the applicable grace periods allowed for by the Indenture.

In addition, the Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders (the "Holders") within ninety days of the date of either the resignation or termination of John Prebich, the Company's former President and Chief Operating Officer to avoid a deemed "Change of Control" which in turn requires that an offer to purchase be made by the Company to all Holders. On January 18, 2002, John Prebich was terminated. The Company proposed a replacement President and Chief Operating Officer to the Holders within the ninety day period. However the Holders rejected the proposed replacement on April 25, 2002, after the ninety-day period. In May 2002, the Holders notified the Company that they believed a "Change of Control" event had occurred due to the failure of the Company to replace John Prebich within the ninety-day period. The Company responded by stating that it did not believe a "Change of Control" event had occurred because it had proposed a replacement for John Prebich within the ninety-day period, which was rejected after the ninety-day period. The Company also proposed that it's current Chief Financial Officer, John Orlando, be accepted as the Company's President and Chief Operating Officer. The Company and the Holders are entering into a Third Supplemental Indenture dated as of August 1, 2002 to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments", to substitute John Orlando for John Prebich in the "Change of Control" provision and to add new financial covenants that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan that shall be delivered to the Holders no later then September 13, 2002. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the "Amendment Expenses") related to the agreement. The Company recorded $114,000 of Amendment Expenses during the six months ended June 30, 2002. In July 2002, the Company also paid $100,000 to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the amendment to the Indenture. In exchange for these amendments the Holders agreed to waive their complaint that a "Change of Control" had occurred.

Results of Operations (Three Months Ended June 30, 2002 vs. 2001)

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

The Company's revenues were $16.1 million for the three months ended June 30, 2002, compared to revenues of $16.2 million for the three months ended June 30, 2001, a decrease of $0.1 million. Newsstand revenues were $8.5 million and $8.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.5 million. Advertising revenues were $2.5 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.3 million. Subscription revenues were $2.2 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.4 million. Revenues for the online segment were $1.9 million and $2.5 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of $0.6 million. Revenues from the Entertainment Segment were $0.5 million and $0.9 million for the three months ended June 30, 2002 and 2001 respectively, a decrease of $0.4 million. Revenues from the Company's video business were $0.3 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of $0.4 million. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of $0.1 million.

Income from operations was $3.5 million and $3.0 million for the three months ended June 30, 2002 and 2001 respectively, an increase of $0.5 million. Income from operations was impacted by:

o an increase in the number of mens magazines sold due to an additional issue of Penthouse magazine and Girls Of Penthouse magazine in the second quarter and an issue of Penthouse magazine which created a controversy that generated a high level of public interest,

o an increase in subscription revenue due to the additional issue of Penthouse magazine,

o an increase in advertising revenue due to an additional issue of Penthouse magazine and Girls Of Penthouse magazine,

o decreased selling, general and administrative expenses due to decreased salaries, benefits and bank charges, partially offset by,

     o    decreased revenues from the online and entertainment segments, and

     o increased production costs as a result the printing of the additional issue of Penthouse magazine and Girls Of Penthouse magazine, partially offset by lower paper costs as a result of negotiating reductions in the price of paper and changing the grades of paper used to produce the magazines, and lower printing costs as a result of negotiating reductions in the cost of printing the magazines and by changing the magazines' design to improve production efficiencies.

Net other expense was $(1.0) million for the three months ended June 30, 2002 compared to net other expense of $(2.0) million for the three months ended June 30, 2001. Included in net other expense for the year ended June 30, 2002 is interest expense of $1.8 million, compared to interest expense of $2.0 million for the three months June 30, 2001, a decrease of $0.2 million. Included in net other expense for the three months ended June 30, 2002 is a gain on the sale of the Policies on the life of the principal shareholder of $0.8 million.

As a result of the above discussed factors, net profit before the provision for income taxes for the three months ended June 30, 2002 was $2.5 million, compared to a net profit of $0.9 million for the three months ended June 30, 2001.

The net revenues and income from operations of the Company were (in millions):

                                                                             Income
                                               Net Revenue              From Operations
                                        ----------------------        ---------------------
                                              Three Months                Three Months
                                                 Ended                        Ended
                                                June 30,                     June 30,
                                        ----------------------        ---------------------
                                           2001           2002           2001          2002
                                        -------        -------        -------       -------
Publishing Segment                      $  12.8        $  13.7        $   4.1       $   5.0
Online Segment                              2.5            1.9            1.3           1.1
Entertainment Segment                       0.9            0.5            0.6           0.2
                                        -------        -------        -------       -------
                                        $  16.2        $  16.1        $   6.0       $   6.3
Corporate Administrative Expenses                                        (3.0)         (2.8)
                                        -------        -------        -------       -------
                                        $  16.2        $  16.1        $   3.0       $   3.5
                                        =======        =======        =======       =======

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                    Income
                                         Net Revenue            From Operations
                                      ------------------      ------------------
                                      Three Months Ended      Three Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------
                                       2001        2002        2001        2002
                                      ------      ------      ------      ------
Penthouse Magazine and
  the Affiliate Publications          $12.3       $13.3       $ 3.7       $ 4.7
Foreign Edition Licensing               0.5         0.4         0.4         0.3
                                      -----       -----       -----       -----
                                      $12.8       $13.7       $ 4.1       $ 5.0
                                      =====       =====       =====       =====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $13.3 million and $12.3 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $1.0 million. Newsstand revenue was $8.5 million and $8.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.5 million. The increase in the second quarter of 2002 is primarily attributable to an increase in the number of copies of Penthouse magazine and the Affiliate Publications sold, primarily as a result of sales of an additional issue of Penthouse magazine and Girls Of Penthouse magazine, and sales of an issue of Penthouse magazine which created a controversy that generated a high level of public interest. The additional revenue from these factors was partially offset by the continued weakness in the economy and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Newsstand revenues were further impacted by an increase in retail display allowances of $0.1 million, which are now netted against revenue as a result of the adoption of the new Emerging Issues Task Force pronouncement EITF 01-9 as described under "Impact Of Recently Issued Accounting Pronouncements" on page 18. Advertising revenue was $2.5 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.3 million. The increase in advertising revenue is primarily attributable to the additional issue of Penthouse magazine in the second quarter and an increase in the number of pages sold in Penthouse magazine and the affiliate publications, partially offset by a decrease in the average rate per page of advertising pages sold in these publications. Subscription revenue was $2.2 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.4 million. The increase is primarily attributable to the additional issue of Penthouse in the second quarter of 2002.

Publishing-production, distribution and editorial expenses were $6.2 million and $6.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.2 million. Paper costs were $2.1 million for both the three months ended June 30, 2002 and 2001, respectively. Print costs were $2.3 million for the three months ended June 30, 2002, compared to $2.2 million for the three months ended June 30, 2001, an increase of $0.1 million. The increase is primarily due to the cost of producing the additional issue of Penthouse magazine and Girls Of Penthouse magazine in the second quarter of 2002, partially offset by a decrease in the number of copies printed per issue, a decrease in the cost of paper as a result of negotiating a reduction in the price of paper and changing the grades of paper used to produce the magazines, and a decrease in printing costs as a result of negotiating lower costs of printing and changes made in the design of the Company's magazines to improve production efficiencies. Distribution costs were $1.1 million and $1.0 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.1 million. Editorial costs were $0.7 million for both the three months ended June 30, 2002 and 2001.

Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 2002, compared to $2.6 million for the three months ended June 30, 2001, a decrease of $0.2 million. The decrease is primarily due to a decrease in salary and benefits expense of $0.1 million and a decrease in subscription costs of $0.1 million during the three months ending June 30, 2002.


FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.4 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $0.1 million for both the three months ended June 30, 2002 and 2001.


ONLINE SEGMENT

Revenues for the online segment were $1.9 million and $2.5 million for the three months ended June 30, 2002 and 2001, respectively, a decrease of $0.6 million. This decrease is primarily attributable to a decrease in the sale of memberships to the Internet Site of $0.4 million and decreased advertising revenues from banners on the Internet Site of $0.2 million during the three months ending June 30, 2002. The decrease in revenue from the sale of memberships to the Internet Site resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to the Company's Internet Site has increased 14% as compared to the second quarter of 2001 as a result of the changes in the pricing of memberships and special promotions aimed at attracting new members. To attempt to offset the decrease in the price of memberships, the Company plans to adjust its pricing plans further in an effort to increase the average price paid by new members. In addition, the Company began accepting on-line electronic check payments in July 2002 as an additional payment method and plans to enter into cross-marketing programs with other web sites to increase the amount of traffic to the Internet Site. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001, which has continued to effect advertising budgets well into 2002. To offset this decline, the Company has intensified its efforts to attract more advertising to the Internet Site.

Direct costs were $26,000 and $119,000 for the three months ended June 30, 2002 and 2001, respectively, a decrease of $93,000. The decrease is primarily attributable to a decrease in fees paid to content providers of $80,000 for the three months ended June 30, 2002.

Selling general and administrative expenses were $0.7 million for the three months ended June 30, 2002, compared to $1.0 million for the three months ended June 30, 2001, a decrease of $0.3 million. The decrease is primarily attributable to a decrease in salary and benefit expense of $0.2 million and bank charges of $0.1 million during the three months ended June 30, 2002.


ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.5 million for the three months ended June 30, 2002, compared to $0.9 million for the three months ended June 30, 2001, a decrease of $0.4 million. The Company's video business revenues were $0.4 million for the three months ended June 30, 2002 compared to $0.7 million for the three months ended June 30, 2001, a decrease of $0.3 million. Revenues for the three months ended June 30, 2002 were lower due to sales in the prior period from a series of movies produced under a joint venture co-operation agreement, revenue in the prior period from several foreign licensing agreements which were not renewed in the current year and sales in the prior period of several re-released catalog titles. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months June 31, 2002 and 2001, respectively, a decrease of $0.1 million. Revenues for the three months ended June 30, 2002 were lower due to lower billable minutes.

Direct costs were $0.2 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $0.1 million. The increase is attributable to increased video production costs for the three months ending June 30, 2002.

Selling, general and administrative expenses were $0.1 million for both the three months ended June 30, 2002 and 2001 respectively.


CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.8 million for the three months ended June 30, 2002, compared to $3.0 million for the three months ended June 30, 2001, a decrease of $0.2 million. This decrease is primarily attributable to decreased salary and benefit expense of $0.2 million for the three months ended June 30, 2002.


BAD DEBT EXPENSE

Bad debt expense was $44,000 for the three months ended June 30, 2002, compared to $39,000 for the three months ended June 30, 2001, an increase of $5,000.


RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.2 million for both the three months ended June 30, 2002 and 2001.


Results of Operations (Six Months Ended June 30, 2002 vs. 2001)

The Company's revenues were $30.3 million for the six months ended June 30, 2002, compared to revenues of $33.2 million for the six months ended June 30, 2001, a decrease of $2.9 million. Newsstand revenues were

$15.7 million and $16.3 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.6 million. Advertising revenues were $4.4 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.1 million. Subscription revenues were $4.0 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.3 million. Revenues for the online segment were $4.0 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $1.5 million. Revenues from the Entertainment Segment were $0.9 million and $1.8 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.9 million. Revenues from the Company's video business were $0.6 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.8 million. Revenues from the Company's pay-per-call business were $0.3 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.1 million.

Income from operations was $5.1 million and $6.2 million for the six months ended June 30, 2002 and 2001 respectively, a decrease of $1.1 million. Income from operations was impacted by:

o    a decrease in the number of mens magazines sold, and

o decreased revenues from the online and entertainment segments, partially offset by:

o revenue from an additional issue of Penthouse magazine and Girls of Penthouse magazine in the second quarter of 2002,

o decreased production costs and distribution costs as a result of negotiating reductions in the price of paper and changing the grades of paper used to produce the magazines, and lower printing costs as a result of negotiating reductions in the cost of printing and by changing the magazines' design to improve production efficiencies,

o decreased selling, general and administrative expenses due to decreased salaries and benefits expense, partially offset by increased insurance expense, and

o       decreased bad debt expense.

Net other expense was $(2.9) million for the six months ended June 30, 2002 compared to net other expense of $(13.4) million for the six months ended June 30, 2001. Included in net other expense for the six months ended June 30, 2002 is interest expense of $3.8 million, compared to interest expense of $4.1 million for the six months June 30, 2001, a decrease of $0.3 million. Included in net other expense for the six months ended June 30, 2002 is a gain on the Policies on the life of the principal shareholding of $0.8 million. Included in net other expense for the six months ended June 30, 2001 are debt restructuring expenses of $9.5 million related to the refinancing of the Company's Notes on March 29, 2001 (see Note 6 of the Notes To Condensed Consolidated Financial Statements).

As a result of the above discussed factors, net income before the provision for income taxes for the six months ended June 30, 2002 was $2.2 million, compared to a net loss of $7.2 million for the six months ended June 30, 2001.

The net revenues and income from operations of the Company were (in millions):

                                                                    Income
                                         Net Revenue            From Operations
                                      ------------------      ------------------
                                       Six Months Ended        Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------
                                       2001        2002        2001        2002
                                      ------      ------      ------      ------
Publishing Segment                    $25.8       $25.4       $ 7.9       $ 8.2
Online Segment                          5.6         4.0         3.4         2.2
Entertainment Segment                   1.8         0.9         1.2         0.3
                                      -----       -----       -----       -----
                                      $33.2       $30.3       $12.5       $10.7
Corporate Administrative Expenses                              (6.3)       (5.6)
                                      -----       -----       -----       -----
                                      $33.2       $30.3       $ 6.2       $ 5.1
                                      =====       =====       =====       =====


PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                    Income
                                         Net Revenue            From Operations
                                      ------------------      ------------------
                                       Six Months Ended        Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------
                                       2001        2002        2001        2002
                                      ------      ------      ------      ------
Penthouse Magazine and
   the Affiliate Publications         $24.8       $24.6       $ 7.1       $ 7.5
Foreign Edition Licensing               1.0         0.8         0.8         0.7
                                      -----       -----       -----       -----
                                      $25.8       $25.4       $ 7.9       $ 8.2
                                      =====       =====       =====       =====


PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $24.6 million and $24.8 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.2 million. Newsstand revenue was $15.7 million and $16.4 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.7 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold resulting in a decrease in newsstand revenue of $0.5 million and increased retail display allowances of $0.2 million, which are now netted against revenue as a result of the adoption of the of the new Emerging Issues Task Force pronouncement EITF 01-9 as described under "Impact Of Recently Issued Accounting Pronouncements" on page 18. Newsstand sales have been adversely affected by the continued weakness in the economy and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $4.4 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.1 million. The increased revenue is attributable to an additional issue of Penthouse magazine and Girls Of Penthouse magazine in 2002 and an increase in the number of advertising pages sold, partially offset by a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications. Subscription revenue was $4.0 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.3 million. The increase is attributable to the additional issue of Penthouse magazine in the second quarter of 2002, partially offset by a decrease in the number of subscribers per issue.

Publishing-production, distribution and editorial expenses were $11.6 million and $12.1 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.5 million. Paper costs were $4.0 million and $4.4 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.4 million. Print costs were $4.2 million for the six months ended June 30, 2002, compared to $4.3 million for the six months ended June 30, 2001, a decrease of $0.1 million. The decreases are due primarily to lower paper costs as a result of negotiating reductions in the price of paper, changing the grades of paper used to produce the magazines, a decrease in the number of pages per issue and a decrease in printing costs as a result of negotiating lower costs of printing and changes made in the design of the Company's magazines to improve production efficiencies, partially offset by an increase in the number of copies printed as a result of an additional issue of Penthouse magazine and Girls of Penthouse magazine in the second quarter of 2002. Distribution costs were $2.0 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.1 million. Editorial costs were $1.4 million and $1.3 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.1 million.

Selling, general and administrative expenses were $5.5 million for the six months ended June 30, 2002, compared to $5.7 million for the six months ended June 30, 2001, a decrease of $0.2 million. The decrease is primarily due to a decrease in bad debt expense of $0.3 million and salaries and benefits of $0.2 million, partially offset by an increase in subscription costs of $0.3 million during the six months ending June 30, 2002.


Trends - Penthouse and the Affiliate Publications

Over the last several years, the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold per issue has trended downward. From the first half of 1998 to the first half of 2002, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 37%. The Company believes that the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. In addition, the newsstand sales of 2001 and 2002 have been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery in 2002. The Company has raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. The Company believes that the most significant consolidations likely in the magazine distribution industry have already taken place and that newsstand sales will remain fairly stable during the remainder of 2002 as a result of the special marketing strategies it has implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and the addition of extra issues of certain of the Company's magazines during the year ended 2002. These positive trends are expected to be partially offset by a continued loss of outlets due to various factors, including changes in the ownership of chains of convenience stores, which can result in a loss of business if a new owner no longer wishes to carry adult oriented products. As a result of these factors, the Company believes that newsstand sales for 2002 will fall slightly below 2001. However, these results are partially dependent on the strength of the economy during the second half of 2002, which is uncertain at this time.

The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of the Company's magazines, which has the effect of decreasing advertising rates. In addition, there has been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. The Company believes that despite this trend, advertising revenue will remain fairly stable during the remainder of 2002 as magazine circulation stabilizes for the reasons stated above and as a result of the recovery in the advertising market currently under way. However the Company expects advertising revenue to decline in following years as a result of the decreasing demand for pay-per-call services.

The Company has also experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. The Company believes the reasons for the decrease are similar to the reasons for the declining newsstand sales, but has also resulted from increases in the subscription prices of the magazines and lowered discounts offered to subscription agents. The Company increased the subscription prices of the magazines and lowered discounts to subscription agents in order to increase the profitability of subscription sales. The Company is not planning to increase the subscription prices for the magazines in the near term and expects the number of subscription sales to remain fairly stable during 2002. However, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis. The Company will attempt to partially offset the effect of this increase by reducing its subscription related promotional expenses.

The Company has been steadily reducing its publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs and changing the grades of paper used to produce the magazines. These expenses are expected to decrease further in 2002 as a result of further changes made in paper grades on some of the magazines and changes made to the design of the Company's magazines to improve production efficiencies. However, the decrease in printing costs is expected to be partially offset by increases for inflation contained in the Company's contracts with its printers. The Company projects that paper prices, which decreased during 2001, will remain stable during the remainder of 2002. However, paper prices are volatile and several large paper companies have announced that they are considering price increases in the near future that may affect results in future years. A large increase in prices could have a material adverse affect on the Company's cash flows and profitability.

Selling, general and administrative expenses are expected to decrease as a result of a reduction in the number of employees in 2002. In future years, selling, general and administrative expenses are expected to increase at about the same rate as inflation.


FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.8 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.2 million. The decrease in revenues in 2002 resulted when some of Company's licensees stopped publishing magazines in their respective markets. The Company is in the process of attempting to find new licensees to replace the ones that were lost in these markets.

Selling, general and administrative expenses were $0.2 million for both the six months ended June 30, 2002 and 2001.


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


ONLINE SEGMENT

Revenues for the online segment were $4.0 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $1.6 million. This decrease is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $1.2 million and decreased advertising revenues from banners on the Internet Site of $0.4 million during the six months ending June 30, 2002. The decrease in revenue from the sale of memberships to the Internet Site resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to the Company's Internet Site has increased 18% over the past three quarters as a result of the changes in the pricing of memberships and special promotions aimed at attracting new members. To attempt to offset the decrease in the price of memberships, the Company plans to adjust its pricing plans further in an effort to increase the average price paid by new members. In addition, the Company began accepting on-line electronic check payments in July 2002 as an additional payment method and plans to enter into cross-marketing programs with other web sites to increase the amount of traffic to the Internet Site. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001, which has continued to effect advertising budgets well into 2002. To offset this decline, the Company has intensified its efforts to attract more advertising to the Internet Site.

Direct costs were $0.1 million and $0.3 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $0.2 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.2 million for the six months ended June 30, 2002.

Selling general and administrative expenses were $1.6 million for the six months ended June 30, 2002, compared to $1.9 million for the six months ended June 30, 2001, a decrease of $0.3 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.2 million, advertising expense of $0.1 million and promotional expense of $0.1 million, partially offset by increased data processing fees of $0.1 million during the six months ended June 30, 2002.


Trends - Online Segment

Revenues from the online segment, which had declined during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in the first six months of 2002. The Company believes, however, that revenues will start to increase slightly toward the second half of 2002 as a result of the changes it is making to its pricing structure and the cross-marketing programs it plans to enter into to bring traffic to the Internet Site, as stated above. However, the results will also depend on the strength of the economy during the second half of 2002, which is uncertain at this time. The Company does not believe it will need to intensify its validation methods any further to meet Visa's requirements. However, Visa has the right to modify the maximum chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, the Company may need to intensify its validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard recently established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. The Company believes that its chargeback and refund levels fall well within those required by the new MasterCard regulations and the new regulations will have no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in the online revenue. While the Company has intensified its efforts to attract more advertisers to the Internet Site, it believes that the current weak market for internet advertising will cause revenues from advertising banners in the Internet Site for the year 2002 to fall below that of the prior year. Revenue from the online store is expected to remain fairly consistent with that of 2001.

Direct costs are expected to decrease in 2002 as a result of decreases in fees paid to content providers and are expected to remain fairly consistent in future years.

Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees and in future years to increase at about the same rate as inflation.


ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.9 million for the six months ended June 30, 2002, compared to $1.8 million for the six months ended June 30, 2001, a decrease of $0.9 million. The Company's video business revenues were $0.6 million for the six months ended June 30, 2002 compared to $1.4 million for the six months ended June 30, 2001, a decrease of $0.8 million. Revenues for the six months ended June 30, 2002 were lower due to sales in the prior period from a series of movies produced under a joint venture co-operation agreement, revenue in the prior period from several foreign licensing agreements which were not renewed in the current year and sales in the prior period of several re-released catalog titles. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies. During 2002 the Company has been in the process of establishing new business relationships to provide additional movies for distribution, but was unable to complete sufficient contracts to sustain the level of production achieved in the prior year. Revenues from the Company's pay-per-call business were $0.3 million and $0.4 million for the six months June 30, 2002 and 2001, respectively, a decrease of $0.1 million. Revenues for the six months ended June 30, 2002 were lower due to lower billable minutes.

Direct costs were $0.4 million and $0.2 million for the six months ended June 30, 2002 and 2001, respectively, an increase of $0.2 million. The increase is attributable to increased video production costs for the six months ending June 30, 2002.

Selling, general and administrative expenses were $0.2 million and $0.4 million for the six months ended June 30, 2002 and June 30, 2001 respectively, a decrease of $0.2 million. The decrease is primarily attributable to decreased salary and benefits expense of $0.1 million and decreased commissions of $0.1 million.

Trends - Entertainment Segment

Revenues from the Entertainment Segment have been declining over the past few years primarily as a result of a steady decrease in demand for pay-per-call services. The Company expects pay-per-call revenue to continue to decline during 2002 and thereafter. The Company's video business revenues for the first half of 2002 have decreased over the prior year, for the reasons stated above, but are expected to improve in the second half of 2002 as a result of the timing of certain of the Company's cable agreements. However results for the second half of 2002 and on an annual basis are expected to still fall significantly below that of the prior year. The Company is in the process of establishing new business relationships to increase its video business revenue for 2003 and thereafter.

Direct costs are expected to increase at about the same rate as inflation in 2002. Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees.


CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $5.6 million for the six months ended June 30, 2002, compared to $6.3 million for the six months ended June 30, 2001, a decrease of $0.7 million. This decrease is primarily attributable to decreased salaries and benefits of $0.6 million and decreased bad debt expense of $0.4 million, partially offset by an increase in insurance expenses of $0.3 million for the six months ended June 30, 2002.


Trends - Corporate Administrative Expense

Corporate administrative expenses are expected to decrease during 2002 due to a reduction in the number of employees.


BAD DEBT EXPENSE

Bad debt expense was $0.1 million for the six months ended June 30, 2002, compared to $0.8 million for the six months ended June 30, 2001, a decrease of $0.7 million. The decrease is primarily attributable to the recording of a reserve of $0.4 million in the prior year related to receivables from KC Publishing, Inc., a company owned by the Company's former President and Chief Operating Officer and the recording of a reserve of $0.3 million in the prior year related to receivables from subscription agents. The Company had established these reserves because collectibility of these amounts was not assured. The reserve related to receivables from KC Publishing has been included in corporate administrative expenses. The reserve related to receivables from subscription agents has been included in the selling, general and administrative expenses of Penthouse Magazine and the Affiliate Publications. The Company does not believe it will need to make any material adjustments to these reserves in the current year.


RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.3 million for both the six months ended June 30, 2002 and 2001, respectively.


Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of a slow-down or recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; (g) the impact of terrorist attacks; (h) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes; and (i) the ability to obtain alternative financial sources to repay the principal amount of the Notes at maturity. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of December 31, 2000, the Company had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 the Company exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July 2001, October 2001, December 2001, April 2002 and May 2002, the Company retired $0.7 million, $1.1 million, $0.7 million, $1.2 million and $0.9 million of the new debt, respectively in accordance with the requirements of the Series C Notes. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

                            PART II-OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

On December 3, 2001, Network Telephone Services ("NTS") filed in Los Angeles Superior Court (the "Court") a complaint against Robert C. Guccione, GMI and the Company (collectively the "Defendants") asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. NTS seeks damages in the amount of approximately $1.1 million, interest at the rate of 9% per annum from September 1, 2001 and attorney's fees. The Defendants have filed their answer to the complaint asserting a cross-complaint requesting a declaration of whether and to what extent the arbitrary reduction in the rates of payout by an affiliate of NTS breached its pay-per-call service agreement with the Company. The Court ordered the case to mediation, which began on June 4, 2002. The Company is in negotiations with NTS to renew its pay-per-call service and advertising agreements, which renewal could provide for the settlement of this litigation. In the event these agreements cannot be negotiated at fair market rates and damages are assessed against the Company, it will seek to recover any amounts paid to NTS from Robert
C. Guccione and GMI. In light of the concerns related to the Company's liquidity, which are more fully described in Note 1 to the Condensed Consolidated Financial Statements, it is possible that the Company would be unable to satisfy a judgement rendered against it by the Court, should one be assessed. Therefore management believes that an adverse outcome with respect to these proceedings could have a material adverse effect on its financial condition or results of operations.

On May 6, 2002, Judith E. Soltesz-Benetton (the "Plaintiff") filed in United States District Court for the Southern District of New York (the "U.S. Court"), an action alleging, among other things, that the Company published photographs of the Plaintiff topless in the June 2002 issue of Penthouse Magazine (the "Magazine") without the Plaintiff's permission, falsely representing them to be pictures of Anna Kournikova. On May 20, 2002, the Company and the Plaintiff reached an agreement to settle the case for an amount that both parties agreed to keep confidential. In addition, the Company agreed not to distribute any more copies of the Magazine and not to put the photographs on its Internet Site, as well as to apologize to the Plaintiff. The Company was not, however, required to recall any unsold copies of the Magazine. The settlement of the case did not have a material adverse effect on the Company's financial condition and results of operations.

On May 8, 2002, Anna Kournikova ("Anna") filed in United States District Court for the Central District of California (the "California Court"), an action (the "Action") alleging, among other things, that the Company published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Action also alleges that the Company advertised its intention to make the photographs and a video of the woman available on its Internet Site on May 10, 2002. The photographs referred to in this Action are the same photographs as those referred to in the action described in the preceding paragraph. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the photographs were of Anna and it apologized to Anna and the actual woman in the photographs for the error. The Company also published the apology on its Internet Site.

Anna seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the photographs and the June 2002 edition of the Magazine, barring it from any references to Anna on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of Anna, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of Anna, awarding damages in an unspecified amount not less than $10.0 million, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for Anna's costs and attorneys' fees in prosecuting the Action. The Company has filed a motion to dismiss portions of the complaint and Anna has filed a cross-motion to freeze $15.0 million of the Company's assets for purposes of insuring the payment of a possible judgement, which were both heard in the California Court on August 5, 2002. On August 9, 2002, the California Court dismissed Anna's cross-motion. The Company is waiting for the decision of the California Court with respect to its motion. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 24, 2002, Reed Somberg and Liuz Gonzalez individually and on behalf of all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Florida, 11th Judicial Circuit for Miami/Dade County, an action alleging that the Company committed a "breach of duty" when it published photographs of a woman topless in the June 2002 issue of Penthouse Magazine, falsely representing them to be pictures of Anna Kournikova when they were in reality photographs of someone else. The Class Action Plaintiffs claim they bought the Magazine prior to learning that the authenticity of the photographs was in question for the sole purpose of looking at these photographs. The action requests class-action certification, a refund of the price of the Magazine, compensation for "lost value" of the Magazine, court costs and interest. On July 22, 2002, the Company filed a motion to dismiss the action and is waiting for a response from the Class Action Plaintiffs' legal counsel. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 8, 2002, the Company and the Holders entered into an agreement to amend the "Change of Control" events in the Indenture. The Company and the Holders are entering into a Third Supplemental Indenture dated August 1, 2002 to amend the "Change of Control" events to add further restrictions on the amount of "Owner Payments", to substitute John Orlando for John Prebich in the "Change of Control" provision and to add new financial covenants that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan that shall be delivered to the Holders no later then September 13, 2002. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses and audit fees of the Holders (collectively the "Amendment Expenses) related to the agreement. The Company recorded $114,000 of Amendment Expenses during the six months ended June 30, 2002. In July 2002, the Company also paid $100,000 to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the amendment to the Indenture. In exchange for these amendments the Holders agreed to waive their complaint that a "Change of Control" had occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

(b)            Reports on Form 8-K.
               No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        General Media, Inc.
                                        (Registrant)


Dated: August 14, 2002                  By: /s/ John D. Orlando
                                            ------------------------------------
                                                         Signature

                                            John D. Orlando
                                            President - Chief Operating Officer

                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)

                                  Exhibit Index



Exhibit No.         Description
-----------         -----------

10.18     -         Third Supplemental Indenture, dated as of August 1, 2002,
                    among the Company, each of the Subsidiary Guarantors and The
                    Bank Of New York , as trustee.

99.1      -         Certification Of Robert C. Guccione, Chief Executive
                    Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2      -         Certification Of John D. Orlando, Chief Financial Officer,
                    Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002