Form 10-Q
period 2002-09-30
GENERAL MEDIA INC
filed 2002-11-14
CIK 920771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of the Securities
                              Exchange Act of 1934


                                                              Commission
For the Quarterly Period Ended September 30, 2002             File No. 33-76716

                               General Media, Inc.
    ------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          Delaware                          13-3750988
-------------------------------------       ----------------------
(State or other jurisdiction                (IRS Employer
of incorporation or organization)           Identification Number)


11 Penn Plaza, New York, NY                 10001
-------------------------------------       ----------------------
(Address of Principal Executive             Zip Code
Offices)

                                 (212) 702-6000
-------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

           Class                               Outstanding at November 14, 2002
           -----                               --------------------------------
Common stock, $.01 par value                               477,401

                      GENERAL MEDIA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I-FINANCIAL INFORMATION

     Item 1.  Financial Statements                                             3

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                      16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       35

     Item 4. Controls and Procedures                                          35

PART II- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               36

     Item 2.  Changes in Securities and Use of Proceeds                       38

     Item 3.  Defaults Upon Senior Securities                                N/A

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                            N/A

     Item 5.  Other Information                                              N/A

     Item 6.  Exhibits and Reports on Form 8-K                                38

     Signatures                                                               39

ITEM 1. FINANCIAL STATEMENTS

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                         -----------------------       -----------------------
                                                           2001           2002           2001           2002
                                                         --------       --------       --------       --------
NET REVENUES                                             $ 47,061       $ 42,120         13,863         11,838
                                                         --------       --------       --------       --------
OPERATING COSTS AND EXPENSES
  Publishing-production, distribution and editorial        18,203         16,744          6,131          5,113
  Entertainment-direct costs                                  815            637            304            195
  Selling, general and administrative                      19,054         18,152          6,140          5,742
  Bad debt expense                                            933            339             88            261
  Rent expense from affiliated companies                      533            430            192             97
  Depreciation and amortization                               453            399            149            126
                                                         --------       --------       --------       --------
           Total operating costs and expenses              39,991         36,701         13,004         11,534
                                                         --------       --------       --------       --------
           Income from operations                           7,070          5,419            859            304
                                                         --------       --------       --------       --------
OTHER INCOME (EXPENSE)
  Interest expense                                         (6,086)        (5,571)        (1,993)        (1,780)
  Gain on sale of officer's life insurance                                    811
  Interest income                                             231             65             59              4
  Debt restructuring expenses (Note 6)                     (9,558)                          (34)
                                                         --------       --------       --------       --------
           Total other income (expense), net              (15,413)        (4,695)        (1,968)        (1,776)
                                                         --------       --------       --------       --------
INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES           (8,343)           724         (1,109)        (1,472)
  Income tax expense (benefit)                                 25             18           (351)             5
                                                         --------       --------       --------       --------
  Net income  (loss)                                       (8,368)           706           (758)        (1,477)
Accumulated deficit-beginning of period                   (55,807)       (65,715)       (63,417)       (63,532)
                                                         --------       --------       --------       --------
Accumulated deficit-end of period                        ($64,175)      ($65,009)      ($64,175)      ($65,009)
                                                         ========       ========       ========       ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                    2001           2002
                                                                ------------   -------------
                                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $  2,431       $    290
  Accounts receivable, net of allowance
     for doubtful accounts                                           3,340          2,176
  Inventories                                                        4,447          3,373
  Prepaid expenses and other current assets                          1,855          1,057
                                                                  --------       --------
             TOTAL CURRENT ASSETS                                   12,073          6,896
WORKS OF ART AND OTHER COLLECTABLES                                  2,270          2,270
PROPERTY AND EQUIPMENT - AT COST;
   net of accumulated depreciation and amortization                  2,420          2,021
OTHER ASSETS
  Due from affiliated companies                                      3,805          2,477
  Rent security deposits                                             1,496          1,107
  Loan to shareholder                                                1,000
  Deferred subscription aquisition costs, net                        1,282            283
  Other                                                              1,440            993
                                                                  --------       --------
                                                                     9,023          4,860
                                                                  --------       --------
                                                                  $ 25,786       $ 16,047
                                                                  ========       ========
                     LIABILITIES AND STOCKHOLDER DEFICIENCY
CURRENT LIABILITIES
  Current maturities of Senior Secured Notes                      $  5,800       $  8,450
  Accounts payable                                                  12,439          6,299
  Accrued retail display allowance                                   1,407          1,678
  Deferred  revenue                                                  9,551          7,545
  Accrued Interest - Senior Secured Notes                            1,840          1,708
  Other liabilities and accrued expenses                             2,442          4,012
  Income tax payable                                                   925            922
                                                                  --------       --------
                     TOTAL CURRENT LIABILITIES                      34,404         30,614
SENIOR SECURED NOTES, LESS CURRENT MATURITIES                       43,257         37,122
UNEARNED REVENUE                                                     1,433          1,108
OTHER NON-CURRENT LIABILITIES                                        1,130            935
CONTINGENCIES
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                   9,450         10,791
STOCKHOLDER DEFICIENCY
  Common stock, $.01 par value; 1,000,000
     shares; issued and outstanding, 477,401 shares                      5              5
  Capital in excess of par value                                     1,822            481
  Accumulated deficit                                              (65,715)       (65,009)
                                                                  --------       --------
                                                                   (63,888)       (64,523)
                                                                  --------       --------
                                                                  $ 25,786       $ 16,047
                                                                  ========       ========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -----------------------
                                                                    2001           2002
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 ($ 8,368)      $    706
Adjustments to reconcile net loss to
      cash provided by (used in) operating activities
  Depreciation and amortization                                        453            399
  Amortization of unearned revenue                                    (273)          (324)
  Gain on sale of officer's life insurance policies                                  (811)
  Debt restructuring cost                                            9,558
  Income taxes reimbursable to affiliated companies                     25
  Change in operating assets and liabilities:
    Accounts receivable                                              2,636          1,164
    Inventories                                                      1,871          1,074
    Other current assets                                               684            798
    Other assets                                                      (296)         1,711
    Accounts payable, accrued expenses and other
         current liabilities                                          (651)        (4,300)
    Accrued interest on Senior Secured Notes                          (858)          (132)
    Income taxes payable                                                19             (3)
    Deferred revenue                                                  (360)        (2,006)
    Other long term liabilities                                        (66)          (195)
                                                                  --------       --------
      Net cash provided by (used in) operations                      4,374         (1,919)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of officer's life insurance policies                             935
  Capital expenditures                                                (110)
                                                                  --------       --------
    Net cash provided by (used in)  investing activities              (110)           935
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Advances to) / repayments from affiliated companies              (2,832)         1,328
  Debt issuance costs                                               (1,939)
  Repayment of Senior Secured Notes                                 (1,193)        (3,485)
  Loan to shareholder                                                               1,000
                                                                  --------       --------
    Net cash used in financing activities                           (5,964)        (1,157)
                                                                  --------       --------
    Net decrease in cash and cash equivalents                       (1,700)        (2,141)
Cash and cash equivalents at beginning of period                     6,425          2,431
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  4,725       $    290
                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                    $  6,943       $  5,668
      Income taxes                                                $     33       $     19
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Noncash issuance of mandatorily redeemable convertible
      preferred stock                                             $  8,200
  Noncash expiration of redeemable common stock warrants          $    582
  Noncash "paid in kind" dividends on mandatorily redeemable
     preferred stock                                              $    674       $  1,086
  Noncash accretion of mandatorily redeemable preferred
     stock to liquidation preference                              $    165       $    255
  Noncash exchange of Senior Secured Notes                        $ 51,507

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PREPARATION AND LIQUIDITY

General Media International, Inc. ("GMI") is the holder of 99.5% of the common stock of General Media, Inc. (the "Company"). On March 29, 2001 the Company issued 9,905 shares of mandatorily redeemable convertible preferred stock to third parties (See Note 7). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year. The balance sheet information for December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At September 30, 2002, the Company's cash balance was $290,000 as compared to $2,431,000 at December 31, 2001, a decrease of $2,141,000 during the nine month period ended September 30, 2002. This decrease was due to the use of $1,919,000 in operating activities and mandatory principal payments of $3,485,000 for its Series C Notes. This was offset in part by the receipt of $935,000 from the sale of officer's life insurance policies on the life of the principal shareholder, net repayments from affiliated companies of $1,328,000 and the collection of $1,000,000 of loans receivable from the principal shareholder that arose in prior periods. In August and October 2002, the Company received approximately $188,000 and $1,500,000, respectively, in repayments from GMI on amounts due the Company by affiliated companies. These funds, along with $1,970,000 of cash from operations, were used during October 2002 to pay principal and interest payments totaling $3,658,000 on the Series C Notes. At September 30, 2002, the Company's current liabilities exceeded current assets by $23,718,000.

In addition to the principal and interest payments made in October 2002, the Company's Series C Notes require interest payments of approximately $6,199,000 and amortization payments of $6,500,000 during the period November 1, 2002 to September 30, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of these required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is seeking other sources of financing to replace its current debt arrangements. There can be no assurance that the Company will be successful in obtaining other sources of financing.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to obtain financing and continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

1.    (CONTINUED)

liabilities that might be necessary should the Company be unable to continue in existence.

The Company has undertaken the following actions to attempt to improve its profitability and cash flow:

- On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action reduced the amount of cash required for salary and benefit expenses.

- Reduced the production and distribution costs of its magazines by negotiating reductions in the price of paper and printing costs, changing the paper grades on its magazines, reducing the number of copies printed, reducing the number of pages per issue and by changing their design to improve production efficiencies.

- Reduced the amount of cash expended to promote subscriptions and reduced the amount of cash expended on other selling, general and administrative expenses.

-     Improved revenue by adding additional special issues of its magazines.

-     Delayed employee salary increases for five months during 2002.

- The principal shareholder of GMI repaid a $1,000,000 loan that arose in prior periods.

- During the nine months ended September 30, 2002, GMI repaid $2,748,000 of intercompany advances.

- During the month of October 2002, GMI repaid an additional $1,500,000 of intercompany advances.

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

2.    ACCOUNTING FOR RETAIL DISPLAY ALLOWANCES

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

2.    (CONTINUED)

vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on the Company of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $2,210,000 and $1,899,000 for the nine months ended September 30, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the nine months ended September 30, 2001 have each been reduced by approximately $1,899,000 to conform to the September 30, 2002 presentation.

3.    INVENTORIES

Inventories consist of the following:

                              December 31,     September 30,
                                 2001              2002
                                ------            ------
                                ----- In  Thousands ----
Paper and printing              $1,411            $1,469
Editorials and pictorial         2,239             1,510
Film and programming costs         797               394
                                ------            ------
                                $4,447            $3,373
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

The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5,800,000 during the calendar year 2002 and $6,500,000 during the calendar year 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to the Company from certain insurance policies (the "Policies") on the life of the principal shareholder. The Company made amortization payments of $3,485,000 during the first nine months of 2002, which included $935,000 of proceeds from the sale of certain of the Policies (See Note 8).

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

5.    (CONTINUED)

Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from certain Policies on the life of the Company's principal beneficial owner. As of September 30, 2002, the Company was in compliance with all such covenants. However as of September 30, 2002 the Company had not made a required principal redemption of approximately $1,950,000 and a required interest payment of approximately $1,708,000, both due by that date. In August and October 2002, the Company received approximately $188,000 and $1,500,000, respectively, in repayments from GMI on amounts due the Company by affiliated companies. These funds, along with $1,970,000 of cash from operations, were used by the Company in October 2002 to make the required principal and interest payments within the applicable grace periods allowed for by the Indenture.

On August 1, 2002, the Company and the holders of a majority in principal amount of the Series C Notes (the "Holders") entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the "Amendment Expenses") related to the agreement. The Company recorded $114,000 of Amendment Expenses during the nine months ended September 30, 2002. In July 2002, the Company also paid $100,000 to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, the Company's former President and Chief Operating Officer.

On September 13, 2002, the Company submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified the Company that they had accepted the business plan effective October 4, 2002. The Company and the Holders are in the process of preparing an additional supplement that will incorporate the Financial Covenants into the Indenture.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


6.    DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company's debt, as more fully described in Note 5 above, the Company recorded debt restructuring expenses during the nine months ended September 30, 2001 of $9,558,000, consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and expenses of approximately $177,000, legal fees and expenses for the Company's own lawyers and representatives of approximately $733,000 and the fair market value of 9,905 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 7 below, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

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

The recorded value net of issuance costs are being accreted using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. The Company recorded $255,000 and $165,000 of such accretion for the nine months ended September 30, 2002 and 2001, respectively. The Company also recorded "paid-in-kind" dividends of approximately $1,086,000 and $674,000 for the nine months ended September 30, 2002 and 2001, respectively. Both the accretion of the Preferred Stock and the "paid-in-kind" dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


9.    INCOME TAXES

The Company incurred a taxable loss of approximately $1,865,000 for the nine months ended September 30, 2002. In addition the Company has a net operating loss ("NOL") carryover available from the prior year of approximately $1,475,000, which can be used to reduce future taxable income. This NOL will expire in 2021. The income tax provision for the nine months ended September 30, 2002 consists of state minimum taxes of approximately $18,000.

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

On May 8, 2002, Anna Kournikova ("Anna") filed in United States District Court for the Central District of California (the "California Court"), an action (the "Action") alleging, among other things, that the Company published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


10.   (CONTINUED)

(the "Magazine"), falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Action also alleges that the Company advertised its intention to make the Photographs and a video of the woman available on its Internet Site on May 10, 2002. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the Photographs were of Anna and it apologized to Anna and the actual woman in the Photographs for the error. The Company also published the apology on its Internet Site.

Anna seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to Anna on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of Anna, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of Anna, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for Anna's costs and attorneys' fees in prosecuting the Action. The Company has filed a motion to dismiss portions of the complaint and Anna has filed a cross-motion to freeze $15,000,000 of the Company's assets for purposes of insuring the payment of a possible judgement. The California Court denied both of these motions in August 2002. Anna has since filed an appeal to the Ninth US Court of Appeals. The Company and Anna are currently engaged in exchanging requests for documents and the taking of depositions related to Anna's appeal. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 24, 2002, Reed Somberg and Liuz Gonzalez individually and on behalf of all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Florida, 11th Judicial Circuit for Miami/Dade County (the "Florida Court"), an action alleging that the Company committed a "breach of duty" when it published the Photographs, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Class Action Plaintiffs claim they bought the Magazine prior to learning that the authenticity of the Photographs was in question for the sole purpose of looking at these Photographs. The action requested class-action certification, a refund of the price of the Magazine, compensation for "lost value" of the Magazine, court costs and interest. On July 22, 2002, the Company filed a motion to dismiss the action. On October 8, 2002, the Florida Court issued an order that gave the Class Action Plaintiffs ten days to file an amended complaint or the case would be dismissed with prejudice. The Class Action Plaintiffs failed to file an amended complaint within the ten day period and the Class Action Plaintiffs have agreed to a dismissal of the action.

On August 26, 2002, Vadim Levin and Alex Sheyngis individually and on behalf of all others similarly situated (the "Other Class Action Plaintiffs") filed in the Circuit Court of Cook County, Illinois, an action alleging that the Company committed a breach of contract, a breach of express warranty and consumer fraud

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


10.   (CONTINUED)

when it published the Photographs, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Other Class Action Plaintiffs have filed a request that the action be certified as a class action with the two plaintiffs as class representatives and their lawyer as class counsel. The Company has filed a motion to dismiss the action. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

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

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


11.   SEGMENT INFORMATION (CONTINUED)

                                                                                    Corporate and
                                                                                     reconciling
                                      Publishing        Online       Entertainment       items        Consolidated
                                      ---------------------------- ( in thousands) -------------------------------
NINE MONTHS ENDED
SEPTEMBER 30, 2002
  REVENUES FROM CUSTOMERS              $ 35,150        $  5,637        $  1,333                         $ 42,120
  DEPRECIATION AND AMORTIZATION             341              55               3                              399
  INCOME (LOSS) FROM OPERATIONS          10,234           3,107             485          (8,407)           5,419
  INTEREST EXPENSE                          191                                           5,380            5,571
  GAIN ON SALE OF OFFICER'S
    LIFE INSURANCE POLICIES                                                                 811              811
  INTEREST INCOME                             5                                              60               65
  SEGMENT PROFIT (LOSS)
    BEFORE INCOME TAXES                  10,048           3,107             485         (12,916)             724
  SEGMENT ASSETS                          8,155             128             628           7,136           16,047

Nine Months Ended
September 30, 2001
  Revenues from customers              $ 37,064        $  7,590        $  2,407                         $ 47,061
  Depreciation and amortization             376              63              14                              453
  Income (loss) from operations          10,136           4,401           1,413          (8,880)           7,070
  Interest expense                          304                                           5,782            6,086
  Debt restructuring expenses                                                             9,558            9,558
  Interest income                            14                                             217              231
  Segment profit (loss)
    before income taxes                   9,846           4,401           1,413         (24,003)          (8,343)
  Segment assets                         11,301             336           1,467          15,578           28,682
  Capital expenditures                       57              53                                              110

The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense (to the extent unallocated), interest income (to the extent unallocated), gain on sale of officer's life insurance (in 2002) and, debt restructuring expenses (in 2001) resulting in the segment profit
(loss) shown. Corporate and reconciling items included in segment assets includes cash, security deposits, the cash surrender value of officer's life insurance, loan to shareholder and loan to affiliated company.

The market for the Company's products is worldwide; however approximately eighty eight percent of the Company's revenue is derived from U.S.-based sources.

                      GENERAL MEDIA, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


11.   SEGMENT INFORMATION (CONTINUED)

No customer of the Company accounted for more than ten percent of the Company's net revenue during the nine months ended September 30, 2002 and 2001, and no part of the business is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect on the Company.

12.   EXCHANGE OF CAPITAL STOCK

On November 8, 2002, GMI exchanged 475,000 shares or 99.5% of the Company's issued and outstanding $.01 per share common stock for 42,500,000 shares or 85% of the issued and outstanding $0.0025 per share common stock of American Pulp Exchange, Inc. ("APE") pursuant to a Stock Exchange Agreement between GMI and APE.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-K.

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

      b. Accrued Retail Display Allowances - Retail display allowances are payments made to convenience stores, bookstores and newsstands as an incentive to handle and sell magazines. The formula used to calculate the allowance is negotiated on an individual basis with each outlet owner and varies accordingly. However, each formula is based on a combination of a percentage of sales dollars and an amount per copy sold. Accruals for retail display allowances are recorded as a reduction of newsstand revenues on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available the accruals are adjusted accordingly

      c. Income Taxes - In preparing our financial statements we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our taxable loss in the current year and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance.

      d. Other Loss Reserves - We have numerous other loss exposures, such as accounts receivable reserves and reserves for refunds that would be required if the Company does not attain circulation levels stipulated in contracts with advertisers. Establishing allowances for doubtful accounts and loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for allowances and losses. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities.

The Company does not believe that these statements have had or will have a material effect on the Company's financial statements.

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on the Company of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $2.2 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. As a result of this adjustment, the net revenue and the selling, general and administrative expenses of the publishing segment for the nine months ended September 30, 2001 have each been reduced by approximately $1.9 million to conform to the September 30, 2002 presentation.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company does not utilize off balance sheet financing other than operating lease arrangements for office premises and related equipment. The following table summarizes all commitments under contractual obligations as of September 30, 2002:

                                        ----------------------Obligations due--------------------
                                        Total          1           2-3          4-5        Over 5
                                        Amount        Year        Years        Years        Years
                                        -----------------------(In millions)---------------------
Senior Secured Notes                    $45.6        $ 8.5        $37.1        $  --        $  --
Operating Leases                         12.3          1.9          3.8          3.8          2.8
Other Long-Term Liabilities               0.8          0.2          0.3          0.3           --
                                        -----        -----        -----        -----        -----
Total Cash Obligations                  $58.7        $10.6        $41.2        $ 4.1        $ 2.8
                                        =====        =====        =====        =====        =====
Interest On Senior Secured Notes        $10.7        $ 7.9        $ 2.8        $  --        $  --
                                        =====        =====        =====        =====        =====

                         LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2002, the Company had $0.3 million in cash and cash equivalents, as compared to $2.4 million at December 31, 2001, a decrease of $2.1 million during the nine month period ended September 30, 2002. The decrease was due to the use of $1.9 million in operating activities and mandatory principal payments for its Series C Notes of $3.5 million. This was offset in part by a net decrease in advances from affiliated companies of $1.3 million, the collection of $1.0 million of loans receivable from the principal shareholder that arose in prior periods and the receipt of $0.9 million from the sale of certain officer's life insurance policies (the "Policies") on the life of the principal shareholder. In October 2002, the Company received $1.5 million from GMI as a partial repayment of the balance due from affiliated companies. This amount along with $0.2 million received from GMI in August 2002 and approximately $2.0 million of cash from operations was used in October 2002 to pay principal and interest payments totaling $3.7 million on its Series C Notes. At September 30, 2002, the Company's current liabilities exceeded current assets by $23.7 million.

In addition to the principal and interest payments made in October 2002, the Company's Series C Notes require interest payments of approximately $6.2 million and amortization payments of $6.5 million during the period November 1, 2002 to September 30, 2003. The management of the Company does not believe it can generate sufficient funds from operations to make all of these required payments. In the event that the Company is unable to make these payments, the trustee under the indenture governing the Series C Notes (the "Indenture") could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is seeking other sources of financing to replace its current debt arrangements. There can be no assurance that the Company will be successful in obtaining other sources of financing.

The Company has undertaken the following actions to attempt to improve its profitability and cash flow:

      - On February 28, 2002, the Company reduced its workforce by 39 employees (26% of total workforce). This action is expected to reduce the net amount of cash required for salary and benefit expenses by an estimated $1.8 million during 2002 and an estimated $2.3 million on an annualized basis.

      - Reduced the production and distribution costs of its magazines by negotiating reductions in the price of paper and printing costs, changing the paper grades on its magazines, reducing the number of copies printed, reducing the number of pages per issue and changing their design to improve production efficiencies, thereby saving an estimated $0.7 million in cash during 2002 and an estimated $0.9 million on an annualized basis.

      - Reduced the amount of cash expended to promote subscriptions of the Affiliate Publications and reduced the amount of cash expended on other selling, general and administrative expenses by an estimated $1.4 million for 2002 and an estimated $1.6 million on an annualized basis.

      - Improved revenue by adding additional special issues of its magazines. Based on past experience, this action is expected to generate an estimated $0.3 million in additional cash during 2002.

      - Delayed employee salary increases for five months during 2002. This action is expected to save an estimated $50,000 in 2002.

      - The principal shareholder of GMI repaid a $1.0 million loan that arose in prior periods.

      - During the nine months ended September 30, 2002, GMI repaid $2.7 million of intercompany advances.

      - During the month of October 2002, GMI repaid an additional $1.5 million of intercompany advances.

Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, the Company is contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that management will be able to achieve such a result.

Cash flows from operating activities

Net cash used in operating activities was $1.9 million for nine months ended September 30, 2002, compared to net cash provided by operating activities of $4.4 million for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was derived by adjusting the net profit for the period by the effect of a gain from the sale of officer's life insurance policies and non-cash items as well as decreased accounts payable due to the timing of payments to vendors, during the nine months ended September 30, 2002. This was partially offset by decreased purchases of paper and pictorial inventory, decreased prepaid insurance balances, decreased spending on subscription acquisition drives and a reduction in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor. The net cash provided by operating activities for the nine months ended September 30, 2001, was derived by adjusting the net loss for the period by the effect of restructuring expenses and non-cash items as well as decreased purchases of paper inventory and a decrease in circulation accounts receivable due to the timing of advance payments from the Company's newsstand distributor. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Senior Secured Notes during the first nine months of 2001.

Cash flows from investing activities

Cash flows provided by investing activities were $0.9 million for the nine months ended September 30, 2002, compared to cash flows used in investing activities of $0.1 million for the nine months ended September 30, 2001. The cash provided by investing activities for the nine months ended September 30, 2002 was the result of the sale of the Policies on the life of the principal shareholder. The cash used in investing activities for the nine months ended September 30, 2001 was the result of capital expenditures made during that period.

Cash flows from financing activities

Cash flows used in financing activities were $1.2 million for the nine months ended September 30, 2002, compared to cash flows used in financing activities of $6.0 million for the nine months ended September 30, 2001. Cash used in financing activities for the nine months ended September 30, 2002 was the result of payments of $3.5 million in mandatory principal payments for its Series C Notes, partially offset by repayments of $1.3 million from GMI and $1.0 million in cash received against a loan from the principal shareholder. Cash used in financing activities for the nine months ended September 30, 2001 was primarily the result of the payment of debt issuance costs of $1.9 million related to the refinancing of the Company's Series C Notes (See Notes 5 and 6 of the Notes To Condensed Consolidated Financial Statements), advances of $2.8 million to GMI during the nine months ended September 30, 2001 and the repayment of $1.2 million of principal amount of the Notes.

Affiliated company advances at September 30, 2002 decreased $1.3 million from December 31, 2001. These balances regularly result from the impact of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by the Company and a portion charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to the Company, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the expense sharing agreement in the near future. The ability of the Company to realize repayment of its advance is dependant upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default. At December 31, 2001, the Company had a loan receivable from the principal shareholder of GMI of $1.0 million. The principal shareholder repaid $529,000 and $471,000 of this loan in April and May 2002, respectively.

The ability of the Company to incur additional debt is severely limited by the terms of its Series C Notes and the Indenture. The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum from and after January 1, 2001 and require amortization payments of $5.8 million during the calendar year 2002 and $6.5 million during the calendar year 2003, with the balance due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to the Company from certain insurance policies on the life of the principal shareholder. The Company made amortization payments of $3.5 million during the first nine months of 2002, which included $935,000 of proceeds from the sale of the Policies (See Note 8).

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81.6 million, and (iii) restrict the Company's ability to pay dividends unless certain financial performance tests are met. The Company's subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional "Change of Control" events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, "Owner Payments", and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $0.5 million. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from certain policies on the life of the Company's principal beneficial owner. As of September 30, 2002, the Company was in compliance with all such covenants. However as of September 30, 2002 the Company had not made a required principal redemption of approximately $2.0 million and a required interest payment of approximately $1.7 million, both due by that date. During August and October 2002, the Company received $0.2 million and $1.5 million, respectively, from GMI as repayments of amounts due the Company by affiliated companies. These funds, along with approximately $2.0 million of cash from operations, were used by the Company in October 2002 to make the required principal and interest payments within the applicable grace periods allowed for by the Indenture.

On August 1, 2002, the Company and the Holders entered into a Third Supplemental Indenture to amend the "Change of Control" events in the Indenture to add further restrictions on the amount of "Owner Payments"; to substitute John Orlando for John Prebich in the "Change of Control" provision; and to require that new financial covenants (the "Financial Covenants") be added that require the Company to achieve not less than

80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of the Company and GMI and to pay all the legal fees, cost and expenses, and audit fees (collectively the "Amendment Expenses") related to the agreement. The Company recorded $0.1 million of Amendment Expenses during the nine months ended September 30, 2002. In July 2002, the Company also paid $100,000 to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a "Change of Control" event had occurred with respect to the termination of John Prebich, the Company's former President and Chief Operating Officer.

On September 13, 2002, the Company submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified the Company that they had accepted the business plan effective October 4, 2002. The Company and the Holders are in the process of preparing a Fourth Supplemental Indenture that will incorporate the Financial Covenants into the Indenture.

Results of Operations (Three Months Ended September 30, 2002 vs. 2001)

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

The Company's revenues were $11.8 million for the three months ended September 30, 2002, compared to revenues of $13.9 million for the three months ended September 30, 2001, a decrease of $2.1 million. Newsstand revenues were $5.8 million and $6.5 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.7 million. Advertising revenues were $1.7 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million. Subscription revenues were $1.6 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million. Revenues for the online segment were $1.7 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million. Revenues from the Entertainment Segment were $0.4 million and $0.6 million for the three months ended September 30, 2002 and 2001 respectively, a decrease of $0.2 million. Revenues from the Company's video business were $0.3 million and $0.4 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.1 million. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.1 million.

Income from operations was $0.3 million and $0.9 million for the three months ended September 30, 2002 and 2001 respectively, a decrease of $0.6 million. Income from operations was impacted by:

-     a decrease in the number of mens magazines sold,

-     a decrease in advertising revenues,

-     decreased revenues from the online and entertainment segments, and

- an increase in bad debt expense due to the recording of additional reserves for potentially uncollectable advertising accounts receivable, primarily relating to amounts owed by two customers that were determined to be potentially uncollectable during the current three month period, partially offset by:

- decreased production and distribution costs as a result of negotiating reductions in the price of paper and changing the grades of paper used to produce the magazines, and lower printing and distribution costs as a result of negotiating reductions in the cost of printing the magazines, by reducing the number of copies printed, by reducing the number of pages per issue and by changing the magazines' design to improve production efficiencies, and,

- decreased selling, general and administrative expenses due to decreased salaries, benefits and subscription costs, partially offset by increased legal expenses.

Net other expense was $(1.8) million for the three months ended September 30, 2002 compared to net other expense of $(2.0) million for the three months ended September 30, 2001. Included in net other expense for the year ended September 30, 2002 is interest expense of $1.8 million, compared to interest expense of $2.0 million for the three months September 30, 2001, a decrease of $0.2 million.

As a result of the above discussed factors, net loss before the provision for income taxes for the three months ended September 30, 2002 was $1.5 million, compared to a net loss of $1.1 million for the three months ended September 30, 2001.

The net revenues and income from operations of the Company were (in millions):

                                                                                Income
                                               Net Revenue                  From Operations
                                               -----------                  ---------------
                                              Three Months                    Three Months
                                                  Ended                          Ended
                                              September 30,                   September 30,
                                              -------------                   -------------
                                           2001            2002            2001           2002
                                         -------         -------         -------        -------
Publishing Segment                       $  11.2         $   9.7         $   2.3        $   2.1
Online Segment                               2.1             1.7             1.0            0.9
Entertainment Segment                        0.6             0.4             0.2            0.2
                                         -------         -------         -------        -------
                                         $  13.9         $  11.8         $   3.5        $   3.2
Corporate Administrative Expenses                                           (2.6)          (2.9)
                                         -------         -------         -------        -------
                                         $  13.9         $  11.8         $   0.9        $   0.3
                                         =======         =======         =======        =======

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                   Income
                                                                    From
                                         Net Revenue             Operations
                                    --------------------    --------------------
                                         Three Months           Three Months
                                            Ended                  Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                      2001        2002        2001        2002
                                    --------    --------    --------    --------
Penthouse Magazine and
  the Affiliate Publications        $   10.7    $    9.3    $    1.9    $    1.8
Foreign Edition Licensing                0.5         0.4         0.4         0.3
                                    --------    --------    --------    --------
                                    $   11.2    $    9.7    $    2.3    $    2.1
                                    ========    ========    ========    ========

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $9.3 million and $10.7 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $1.4 million. Newsstand revenue was $5.8 million and $6.5 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.7 million. The decrease in the third quarter of 2002 is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand sales decreased as a result of continued weakness in the economy and the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. In addition, recent increases in the price of cigarettes have caused a reduction in the number of customers visiting retail outlets, resulting in worsening economic problems for many of the retailers who are part of the magazine distribution network and consequently a reduction in the number of magazines sold. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Newsstand revenues were further impacted by an increase in retail display allowances of $0.1 million, which are now offset against revenue as a result of the adoption of the new Emerging Issues Task Force pronouncement EITF 01-9 as described under "Impact Of Recently Issued Accounting Pronouncements" on page 17. Advertising revenue was $1.7 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million. The decrease in advertising revenue is primarily attributable to a decrease in the number of pages sold in Penthouse magazine and a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications. The decrease in the number of pages sold in Penthouse magazine and the rate per page of advertising in Penthouse magazine and the Affiliate Publications is primarily attributable to the continued weakness in the economy that caused customers to scale back advertising during the third quarter of 2002. The decrease in advertising in Penthouse was partially offset by an increase in the number of pages sold in the Affiliate Publications during the third quarter of 2002 as a result of increased emphasis on promoting sales of pages in these magazines. Subscription revenue was $1.6 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million. The decrease is primarily attributable to a decrease in the number of subscriptions sold of Penthouse in the third quarter of 2002 as a result of a decrease in the number of subscription acquisition direct mailings done in the current year.

Publishing-production, distribution and editorial expenses were $5.1 million and $6.1 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $1.0 million. Paper costs were $1.7 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively a decrease of $0.4 million. Print costs were $1.8 million for the three months ended September 30, 2002, compared to $2.3 million for the three months ended September 30, 2001, a decrease of $0.5 million. The decrease is primarily due to a decrease in the number of copies printed per issue, a decrease in the cost of paper as a result of negotiating a reduction in the price of paper and changing the grades of paper used to produce the magazines, and decreased printing costs as a result of negotiating lower costs of printing, by reducing the number of copies printed, by reducing the number of pages per issue and by changes made in the design of the Company's magazines to improve production efficiencies. Distribution costs were $0.9 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.1 million. Editorial costs were $0.7 million for both the three months ended September 30, 2002 and 2001, respectively.

Selling, general and administrative expenses were $2.4 million for the three months ended September 30, 2002, compared to $2.7 million for the three months ended September 30, 2001, a decrease of $0.3 million. The decrease is primarily due to a decrease in salary and benefits expense of $0.5 million, partially offset by increased bad debt expense of $0.2 million during the three months ending September 30, 2002.

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $0.4 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.1 million.

Selling, general and administrative expenses were $0.1 million for both the three months ended September 30, 2002 and 2001.

ONLINE SEGMENT

Revenues for the online segment were $1.7 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million. This decrease is primarily attributable to a decrease in the sale of memberships to the Internet Site of $0.3 million and decreased advertising revenues from banners on the Internet Site of $0.1 million during the three months ending September 30, 2002. The decrease in revenue from the sale of memberships to the Internet Site resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to the Company's Internet Site has increased 20% as compared to the third quarter of 2001 as a result of the changes in the pricing of memberships and special promotions aimed at attracting new members. In October 2002, the Company increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. In addition, the Company began accepting on-line electronic check payments in July 2002 as an additional method of payment and plans to enter into cross-marketing programs with other web sites to increase the amount of traffic to the Internet Site. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001 and 2002. To offset this decline, the Company has intensified its efforts to attract more advertising to the Internet Site.

Direct costs were $30,000 and $122,000 for the three months ended September 30, 2002 and 2001, respectively, a decrease of $92,000. The decrease is primarily attributable to a decrease in fees paid to content providers of $54,000 and direct costs of $36,000 for the three months ended September 30, 2002.

Selling general and administrative expenses were $0.8 million for the three months ended September 30, 2002, compared to $0.9 million for the three months ended September 30, 2001, a decrease of $0.1 million. The decrease is primarily attributable to a decrease in salary and benefit expense of $0.1 million during the three months ended September 30, 2002.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $0.4 million for the three months ended September 30, 2002, compared to $0.6 million for the three months ended September 30, 2001, a decrease of $0.2 million. The Company's video business revenues were $0.3 million for the three months ended September 30, 2002 compared to $0.4 million for the three months ended September 30, 2001, a decrease of $0.1 million. Revenues for the three months ended September 30, 2002 were lower due to sales in the prior period from a series of movies produced under a joint venture co-operation agreement, revenue in the prior period from several foreign licensing agreements which were not renewed in the current year and sales in the prior period of several re-released catalog titles. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies. During 2002 the Company has been in the process of establishing new business relationships to provide additional movies for distribution, but was unable to complete sufficient contracts to sustain the level of production achieved in the prior year. Revenues from the Company's pay-per-call business were $0.1 million and $0.2 million for the three months September 31, 2002 and 2001, respectively, a decrease of $0.1 million. Revenues for the three months ended September 30, 2002 were lower due to lower billable minutes.

Direct costs were $0.2 million for both the three months ended September 30, 2002 and 2001, respectively

Selling, general and administrative expenses were $0.1 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, a decrease of $0.1 million.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $2.9 million and $2.6 million for the three months ended September 30, 2002 and 2001 respectively, an increase of $0.3 million. The increase in corporate overhead expense in primarily due to an increase in legal expense of $0.8 million, professional fees of $0.1 million and consulting fees of $0.1 million, partially offset by decreased salaries and benefits of $0.7 million for the three months ended September 30, 2002.

BAD DEBT EXPENSE

Bad debt expense was $0.3 million for the three months ended September 30, 2002, compared to $0.1 million for the three months ended September 30, 2001, an increase of $0.2 million. The increase is due to an increase in bad debt reserves for potentially uncollectable advertising accounts receivable.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for the use by the Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.1 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2001, a decrease of $0.1 million. The decrease is primarily attributable to lower salaries and benefits.

Results of Operations (Nine Months Ended September 30, 2002 vs. 2001)

The Company's revenues were $42.1 million for the nine months ended September 30, 2002, compared to revenues of $47.1 million for the nine months ended September 30, 2001, a decrease of $5.0 million. Newsstand revenues were $21.4 million and $22.9 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $1.5 million. Advertising revenues were $6.1 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million. Subscription revenues were $5.6 million and $5.5 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $0.1 million. Revenues for the online segment were $5.6 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $2.0 million. Revenues from the Entertainment Segment were $1.3 million and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $1.1 million. Revenues from the Company's video business were $0.9 million and $1.8 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.9 million. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million.

Income from operations was $5.4 million and $7.1 million for the nine months ended September 30, 2002 and 2001 respectively, a decrease of $1.7 million. Income from operations was impacted by:

-     a  decrease in the number of mens magazines sold, and

- decreased revenues from the online and entertainment segments, partially offset by:

- revenue from an additional issue of Penthouse magazine and Girls of Penthouse magazine recorded in the second quarter of 2002,

- decreased production and distribution costs as a result of negotiating reductions in the price of paper and changing the grades of paper used to produce the magazines, and lower printing and distribution costs as a result of negotiating reductions in the cost of printing the magazines, by reducing the number of copies printed and by changing the magazines' design to improve production efficiencies,

- decreased selling, general and administrative expenses due to decreased salaries and benefits expense, partially offset by increased insurance expense and legal expense, and

-          decreased bad debt expense.

Net other expense was $(4.7) million for the nine months ended September 30, 2002 compared to net other expense of $(15.4) million for the nine months ended September 30, 2001. Included in net other expense for the nine months ended September 30, 2002 is interest expense of $5.6 million, compared to interest expense of $6.1 million for the nine months September 30, 2001, a decrease of $0.5 million. Included in net other expense for the nine months ended September 30, 2002 is a gain on the sale of the Policies on the life of the principal shareholding of $0.8 million. Included in net other expense for the nine months ended September 30, 2001 are debt restructuring expenses of $9.6 million related to the refinancing of the Company's Notes on March 29, 2001 (see Note 6 of the Notes To Condensed Consolidated Financial Statements).

As a result of the above discussed factors, net income before the provision for income taxes for the nine months ended September 30, 2002 was $0.7 million, compared to a net loss of $8.3 million for the nine months ended September 30, 2001.

The net revenues and income from operations of the Company were (in millions):

                                                                  Income
                                                                   From
                                         Net Revenue            Operations
                                    --------------------    -------------------
                                         Nine Months           Nine Months
                                           Ended                  Ended
                                        September 30,          September 30,
                                    --------------------    -------------------
                                      2001        2002        2001       2002
                                    --------    --------    --------   --------
Publishing Segment                  $   37.1    $   35.2    $   10.1   $   10.2
Online Segment                           7.6         5.6         4.4        3.1
Entertainment Segment                    2.4         1.3         1.5        0.5
                                    --------    --------    --------   --------
                                    $   47.1    $   42.1    $   16.0   $   13.8
Corporate Administrative Expenses                               (8.9)      (8.4)
                                    --------    --------    --------   --------
                                    $   47.1    $   42.1    $    7.1   $    5.4
                                    ========    ========    ========   ========

PUBLISHING SEGMENT

The net revenues and income from operations of the Publishing Segment were as follows (in millions):

                                                                   Income
                                                                    From
                                      Net Revenue                Operations
                                  --------------------      --------------------
                                      Nine Months                Nine Months
                                         Ended                     Ended
                                      September 30,             September 30,
                                  --------------------      --------------------
                                    2001        2002          2001        2002
                                  --------    --------      --------    --------
Penthouse Magazine and
  the Affiliate Publications      $   35.6    $   33.9      $    8.9    $    9.2
Foreign Edition Licensing              1.5         1.3           1.2         1.0
                                  --------    --------      --------    --------

                                  $   37.1    $   35.2      $   10.1    $   10.2
                                  ========    ========      ========    ========

PENTHOUSE MAGAZINE AND THE AFFILIATE PUBLICATIONS

Revenues for Penthouse magazine and the Affiliate Publications were $33.9 million and $35.6 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $1.7 million. Newsstand revenue was $21.4 million and $22.9 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $1.5 million. The decrease is primarily attributable to a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold resulting in a decrease in newsstand revenue of $1.2 million and increased retail display allowances of $0.3 million, which are now offset against revenue as a result of the adoption of the new Emerging Issues Task Force pronouncement EITF 01-9 as described under "Impact Of Recently Issued Accounting Pronouncements" on page
17. Newsstand sales have been adversely affected by the continued weakness in the economy and by the continued loss of newsstand distribution outlets due to the change in social climate towards men's magazines, together with advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying the Company's magazines. In addition, recent increases in the price of cigarettes have caused a reduction in the number of customers visiting retail outlets, resulting in worsening economic problems for many of the retailers who are part of the magazine distribution network and consequently a reduction in the number of magazines sold. To attempt to offset this decline, the Company has implemented special marketing strategies aimed at developing new outlets for its magazines and rewarding growth in sales by distributors. Advertising revenue was $6.1 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million. The decreased revenue is attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications, partially offset by an increase in the number of advertising pages sold primarily due to an additional issue of Penthouse magazine and two additional issues of Girls of Penthouse during the nine months ended September 30, 2002. Subscription revenue was $5.6 million and $5.5 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $0.1 million. The increase is attributable to an additional issue of Penthouse magazine recorded in the second quarter of 2002 and a slight increase in the rate per issue sold, partially offset by a decrease in the number of subscribers per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year.

Publishing-production, distribution and editorial expenses were $16.7 million and $18.2 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $1.5 million. Paper costs were $5.7 million and $6.4 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.7 million. Print costs were $6.0 million for the nine months ended September 30, 2002, compared to $6.6 million for the nine months ended September 30, 2001, a decrease of $0.6 million. The decreases are due primarily to lower paper costs as a result of negotiating reductions in the price of paper, changing the grades of paper used to produce the magazines, a decrease in the number of pages per issue and a decrease in printing costs as a result of negotiating lower costs of printing and changes made in the design of the Company's magazines to improve production efficiencies, partially offset by an increase in the number of copies printed as a result of an additional issue of Penthouse magazine and Girls of Penthouse magazine in the second quarter of 2002. Distribution costs were $2.9 million and $3.1 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.2 million. Editorial costs were $2.2 million and $2.0 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $0.2 million.

Selling, general and administrative expenses were $7.9 million for the nine months ended September 30, 2002, compared to $8.4 million for the nine months ended September 30, 2001, a decrease of $0.5 million. The decrease is primarily due to a decrease in salaries and benefits of $0.5 million during the nine months ending September 30, 2002.

Trends - Penthouse and the Affiliate Publications

Over the last several years, the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold per issue has trended downward. From the first nine months of 1998 to the first nine months of 2002, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 41%. The Company believes that the loss of several newsstand distribution outlets due to the change in the social climate towards men's magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. Newsstand sales during 2001 and 2002 have also been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery in 2002. In addition, recent increases in the price of cigarettes have caused economic problems for retailers of magazines, as outlined above, resulting in a reduction in the number of magazines sold. The Company has raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. The Company is attempting to increase newsstand sales though the use of special marketing strategies it has implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and the addition of extra issues of certain of the Company's magazines. However due to the negative factors listed above and the current weakness of the economy that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system, the Company expects newsstand sales to fall below that of the prior year. The Company believes that newsstand sales may recover somewhat during 2003 if the economy improves and its special marketing strategies are successful.

The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of the Company's magazines, which has the effect of decreasing advertising rates and making the Company's magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in 2002 as a result of the continuing weakness in the economy and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. Partially offsetting these negative factors has been an increase in demand for advertising for sexual enhancement products. The Company is also pursuing advertisers in many other industries in an attempt to improve its advertising revenue. The Company believes however that due to the above mentioned negative factors, 2002 advertising revenues will fall short of 2001 revenue. The Company expects advertising revenue to fall again in 2003 as a result of the decreasing demand for pay-per-call services and the weak economy in the current year that will effect advertising budgets going into next year.

The Company has also experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. The Company believes the reasons for the decrease are similar to the reasons for the declining newsstand sales, but has also resulted from increases in the subscription prices of the magazines and lowered discounts offered to subscription agents. The Company increased the subscription prices of the magazines and lowered discounts to subscription agents in order to increase the profitability of subscription sales. Subscription revenue also decreased in 2002 as a result of a decrease in the number of subscription acquisition direct mailings done in the current year. The Company is not planning to increase the subscription prices for the magazines in the near term and plans to increase the number of subscription acquisition direct mailings next year. Therefore the Company expects the number of subscribers to decline slightly in the fourth quarter of 2002 and then to begin to increase during 2003 as a result of the increase in the number of subscription acquisition direct mailings. However, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis. The Company will attempt to partially offset the effect of this increase by reducing its subscription related promotional expenses.

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

FOREIGN EDITION LICENSING

Revenues from licensing of foreign editions were $1.2 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.4 million. The decrease in revenues in 2002 resulted when some of Company's licensees stopped publishing magazines in their respective markets. The Company is in the process of attempting to find new licensees to replace the ones that were lost in these markets.

Selling, general and administrative expenses were $0.3 million for both the nine months ended September 30, 2002 and 2001.

Trends  - Foreign Edition Licensing

Until 2002 revenue from licensing of foreign editions had remained fairly stable for many years. While declining circulation in mens magazines around the world had resulted in lower royalty payments per licensee each year, the Company had been able to maintain its licensing revenue by adding new licensees to offset declining royalty payments. During 2002, the Company's foreign edition licensing revenue declined when some of the Company's licensees stopped publishing and the Company was unable to complete a sufficient number of new licensing agreements to replace the ones that were lost in these markets. The continuing weakness in the economy of most foreign countries during the year and the declining circulation of mens magazines have made it more difficult to find licensees willing to launch new publications. Despite the results in 2002, the Company is currently negotiating with several licensees and expects an increase in the number of new licenses completed in 2003 and therefore revenue is expected to increase moderately over 2002. However this expectation is partially dependent on the strength of the economy in the foreign countries that the Company has existing and potential licensees in during the remainder of 2002 and during 2003, which is uncertain at this time.

In 2002 and future years, selling, general and administrative expenses for foreign edition licensing are expected to increase at about the same rate as inflation.

ONLINE SEGMENT

Revenues for the online segment were $5.6 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $2.0 million. This decrease is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $1.5 million and decreased advertising revenues from banners on the Internet Site of $0.5 million during the nine months ending September 30, 2002. The decrease in revenue from the sale of memberships to the Internet Site resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to the Company's Internet Site has increased 20% over the past year as a result of the changes in the pricing of memberships and special promotions aimed at attracting new members. In October 2002, the Company increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. In addition, the Company began accepting on-line electronic check payments in July 2002 as an additional method of payment and plans to enter into cross-marketing programs with other web sites to increase the amount of traffic to the Internet Site. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001 and 2002. To offset this decline, the Company has intensified its efforts to attract more advertising to the Internet Site.

Direct costs were $0.1 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $0.3 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.2 million and a decrease in expenditures for content purchased for the Internet Site of $0.1 million for the nine months ended September 30, 2002.

Selling general and administrative expenses were $2.4 million for the nine months ended September 30, 2002, compared to $2.8 million for the nine months ended September 30, 2001, a decrease of $0.4 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.3 million, advertising expense of $0.1 million, bank charges of $0.1 million and trade show expense of $0.1 million, partially offset by increased data processing fees of $0.2 million during the nine months ended September 30, 2002.

Trends  - Online Segment

Revenues from the online segment, which had declined during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa's requirements, continued to decline in the first nine months of 2002. The Company believes, however, that revenues from memberships will start to increase slightly toward the end of 2002 as a result of changes it is making to its pricing structure and the cross-marketing programs it plans to enter into to bring traffic to the Internet Site, as stated above. The Company expects revenue from the online segment for 2003 to be about the same as 2002. However, the results will depend partially on the strength of the economy during the remainder of 2002 and during 2003, which is uncertain at this time. The Company does not believe it will need to intensify its validation methods any further to meet Visa's requirements. However, Visa has the right to modify the maximum chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, the Company may need to intensify its validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard recently established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. The Company's chargeback and refund levels have remained well within those required by the new MasterCard regulations and these new regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. While the Company has intensified its efforts to attract more advertisers to the Internet Site, it believes that the current weak market for internet advertising will cause revenues from advertising banners in the Internet Site for the year 2002 to fall below that of the prior year. The Company expects advertising revenue in 2003 to be consistent with 2002. Revenues from the online store in 2002 and 2003 are expected to remain fairly consistent with that of 2001.

Direct costs are expected to decrease in 2002 as a result of decreases in fees paid to content providers and are expected to increase at about the same rate as inflation in future years.

Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees and to increase in future years at about the same rate as inflation.

ENTERTAINMENT SEGMENT

Revenues from the Entertainment Segment were $1.3 million for the nine months ended September 30, 2002, compared to $2.4 million for the nine months ended September 30, 2001, a decrease of $1.1 million. The Company's video business revenues were $0.9 million for the nine months ended September 30, 2002 compared to $1.8 million for the nine months ended September 30, 2001, a decrease of $0.9 million. Revenues for the nine months ended September 30, 2002 were lower due to sales in the prior period from a series of movies produced under a joint venture co-operation agreement, revenue in the prior period from several foreign licensing agreements which were not renewed in the current year and sales in the prior period of several re-released catalog titles. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies. During 2002 the Company has been in the process of establishing new business relationships to provide additional movies for distribution, but was unable to complete sufficient contracts to sustain the level of production achieved in the prior year. Revenues from the Company's pay-per-call business were $0.4 million and $0.6 million for the nine months September 30, 2002 and 2001, respectively, a decrease of $0.2 million. Revenues for the nine months ended September 30, 2002 were lower due to lower billable minutes.

Direct costs were $0.5 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $0.1 million. The increase is attributable to increased video production costs for the nine months ending September 30, 2002.

Selling, general and administrative expenses were $0.3 million and $0.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively, a decrease of $0.2 million. The decrease is primarily attributable to decreased salary and benefits expense of $0.1 million and decreased commissions of $0.1 million.

Trends - Entertainment Segment

Revenues from the Entertainment Segment have been declining over the past few years primarily as a result of a steady decrease in demand for pay-per-call services. The Company expects pay-per-call revenue to continue to decline during 2002 and thereafter. The Company's video business revenues for the first nine months of 2002 have decreased over the prior year, for the reasons stated above, but revenues for the fourth quarter of 2002 are expected to remain consistent with the prior year. Results for 2002 on an annual basis are, however, expected to still fall significantly below that of the prior year. The Company is in the process of establishing new business relationships to increase its video business revenue for 2003 and thereafter.

Direct costs for the fourth quarter of 2002 are expected to fall below that of 2001 due to decreases in amounts spent to produce films and due to lower levels of film production. Direct costs for 2002 on an annual basis are expected to be about the same as the prior year. Direct costs for 2003 are expected to increase due to increased levels of acquisition and production of films.

Selling, general and administrative expenses are expected to decrease in 2002 due to a reduction in the number of employees and to increase at about the same rate as inflation in 2003.

CORPORATE ADMINISTRATIVE EXPENSE

Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $8.4 million for the nine months ended September 30, 2002, compared to $8.9 million for the nine months ended September 30, 2001, a decrease of $0.5 million. This decrease is primarily attributable to decreased salaries and benefits of $1.2 million and bad debt expense of $0.5 million, partially offset by an increase in legal expenses of $0.9 million and insurance expenses of $0.3 million for the nine months ended September 30, 2002.

Trends - Corporate Administrative Expense

Corporate administrative expenses for the fourth quarter of 2002 are expected to be consistent with the prior year as a result of a decrease in salaries and benefits due to a reduction in the number of employees offset by increased legal fees in 2002. Corporate administrative expenses in 2003 are expected to increase at about the same rate as inflation.

BAD DEBT EXPENSE

Bad debt expense was $0.3 million for the nine months ended September 30, 2002, compared to $0.9 million for the nine months ended September 30, 2001, a decrease of $0.6 million. The decrease is primarily attributable to the recording of a reserve of $0.4 million in the prior year related to receivables from KC Publishing, Inc., a company owned by the Company's former President and Chief Operating Officer and the recording of a reserve of $0.3 million in the prior year related to receivables from subscription agents partially offset by increased reserves for potential uncollectable advertising accounts receivable of $0.1 million during the nine months ended September 30, 2002. The Company has established these reserves because collectibility of these amounts was not assured. The reserve related to receivables from KC Publishing has been included in corporate administrative expenses. The reserve related to receivables from subscription agents in 2001 and the reserves for advertising accounts receivable in 2002 have been included in the selling, general and administrative expenses of Penthouse Magazine and the Affiliate Publications.

RENT EXPENSE FROM AFFILIATED COMPANIES

Rent expense from affiliated companies represents charges from an affiliated company for the use by the

Company of the affiliate's facilities. The charge is based upon the Company's proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.4 million for the nine months ended September 30, 2002 as compared to $0.5 million for the nine months ended September 30, 2001, a decrease of $0.1 million.

Forward-Looking Statements

In addition to historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials; (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates, (b) increases in paper prices; (c) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (d) effects of the consolidations and bankruptcies taking place among businesses which are part of the magazine distribution system; (e) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet, (f) the impact on advertising sales of a slow-down or recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; (g) the impact of terrorist attacks; (h) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes; and (i) the ability to obtain alternative financial sources to repay the principal amount of the Notes at maturity. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

Interest Rates-As of December 31, 2000, the Company had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 the Company exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July 2001, October 2001, December 2001, April 2002, May 2002 and July 2002, the Company retired $0.7 million, $1.1 million, $0.7 million, $1.2 million, $0.9 million and $1.3 million of the new debt, respectively in accordance with the requirements of the Series C Notes. The Company is subject to market risk based on potential fluctuations in current interest rates.

Foreign-Exchange Rate Risk-The Company does not believe it has exposure to foreign exchange rate risk because all of its financial instruments are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Among other matters, we sought in our Controls Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financials statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective to ensure that material information relating to General Media, Inc. and its consolidated subsidiaries is made known to management, including the CEO and the CFO.

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

On May 8, 2002, Anna Kournakova ("Anna") filed in United States District Court for the Central District of California (the "California Court"), an action (the "Action") alleging, among other things, that the Company published photographs (the "Photographs") of a woman topless in the June 2002 issue of Penthouse Magazine (the "Magazine"), falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Action also alleges that the Company advertised its intention to make the Photographs and a video of the woman available on its Internet Site on May 10, 2002. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the Photographs were of Anna and it apologized to Anna and the actual woman in the Photographs for the error. The Company also published the apology on its Internet Site.

Anna seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to Anna on its Internet Site, barring it from representing that any pictures or photographs on the Internet Site are depictions of Anna, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of Anna, awarding damages in an unspecified amount not less than $10.0 million, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for Anna's costs and attorneys' fees in prosecuting the Action. The Company has filed a motion to dismiss portions of the complaint and Anna has filed a cross-motion to freeze $15.0 million of the Company's assets for purposes of insuring the payment of a possible judgement. The California Court denied both of these motions in August 2002. Anna has since filed an appeal with the Ninth US Court of Appeals. The Company and Anna are currently engaged in exchanging requests for documents and the taking of depositions related to Anna's appeal. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On May 24, 2002, Reed Somberg and Liuz Gonzalez individually and on behalf of all others similarly situated (the "Class Action Plaintiffs") filed in the Circuit Court of Florida, 11th Judicial Circuit for Miami/Dade County (the "Florida Court"), an action alleging that the Company committed a "breach of duty" when it published the Photographs, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Class Action Plaintiffs claim they bought the Magazine prior to learning that the authenticity of the Photographs was in question for the sole purpose of looking at these Photographs. The action requested class-action certification, a refund of the price of the Magazine, compensation for the "lost value" of the Magazine, court costs and interest. On July 22, 2002, the Company filed a motion to dismiss the action. On October 8, 2002, the Florida Court issued an order that gave the Class Action Plaintiffs ten days to file an amended complaint or the case would be dismissed with prejudice. The Class Action Plaintiffs failed to file an amended complaint within the ten day period and they have agreed to a dismissal of the action.

On August 26, 2002, Vadim Levin and Alex Sheyngis individually and on behalf of all others similarly situated (the "Other Class Action Plaintiffs") filed in the Court of Cook County, Illinois, an action alleging that the Company committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of Anna when they were in reality photographs of someone else. The Other Class Action Plaintiffs have filed a request that the action be certified as a class acton with the two plaintiffs as class representatives and their lawyer as class counsel. The Company has filed a motion to dismiss the action. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this Action will have on the Company's financial condition and results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

There are various other lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on the Company's financial statements.

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 1, 2002, the Company and the Holders completed a Third Supplemental Indenture that amended the "Change of Control" events to add further restrictions on the amount of "Owner Payments", to substitute John Orlando for John Prebich in the "Change of Control" provision and to provide that new financial covenants (the "Financial Covenants") be added that require the Company to achieve not less than 80% of the projected revenues and EBITDA that were set forth in a business plan in a form and substance reasonably satisfactory to the Holders. These Financial Covenants are to be incorporated into the Indenture pursuant to an additional supplement. In addition the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses and audit fees of the Holders related to the agreement.

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed in the "Exhibit Index" are filed as part of this report.

(b)               Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         General Media, Inc.
                                          (Registrant)


Dated: November 14, 2002                 By: /s/ John D. Orlando
                                         ---------------------------------------
                                             Signature
                                         John D. Orlando
                                         President - Chief Operating Officer
                                         and Chief Financial Officer

                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert C. Guccione, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of General Media, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors;

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Robert C. Guccione
                                            -----------------------------------
                                            Chief Executive Officer
                                            November 14, 2002

                                 CERTIFICATIONS

I, John D. Orlando, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of General Media, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors;

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ John D. Orlando
                                            -----------------------------------
                                            Chief Operating Officer
                                            and Chief Financial Officer
                                            November 14, 2002

                                  Exhibit Index

Exhibit No.  Description
99.1  --     Certification Of Robert C. Guccione, Chief Executive Officer,
             Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002

99.2  --     Certification Of John D. Orlando, Chief Financial Officer, Pursuant
             to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002