Form 10-K
period 2002-12-31
GENERAL MEDIA INC
filed 2003-04-30
CIK 920771

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number: 33-76716

GENERAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3750988

(State of incorporation)	(IRS Employer Identification No.)

11 Penn Plaza, New York, NY 10001

(Address of principal executive offices)

(212) 702-6000

(Registrant’s telephone number)

Securities registered pursuant to Sections 12(b) or 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [N/A]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO X

The Registrant is unable to provide the aggregate market value of any voting or non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.

As of April 8, 2003, there were 477,401 shares outstanding of the Registrant’s common stock, par value $.01 per share.

Documents incorporated by reference: None

GENERAL MEDIA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS OR ARE IMMATERIAL.

WHEN USED IN THIS FORM 10-K, THE WORDS OR PHRASES “ESTIMATE”, “INTENDS”, “MAY”, “EVALUATING” OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, ABILITY TO MAKE REQUIRED PAYMENTS ON SENIOR SECURED NOTES, NEED FOR ADDITIONAL FINANCING, HISTORY OF LOSSES, THE SUCCESSFUL IDENTIFICATION OF STRATEGIC BUSINESS PARTNERS, THE SUCCESSFUL EXECUTION OF AGREEMENTS WITH STRATEGIC BUSINESS PARTNERS REQUIRED FOR THE IMPLEMENTATION OF BUSINESS PLANS AND THE SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS COULD AFFECT GENERAL MEDIA, INC AND ITS SUBSIDIARIES (GENERAL MEDIA, INC. AND ITS SUBSIDIARIES ARE COLLECTIVELY REFERRED TO AS “GENERAL MEDIA”) FINANCIAL PERFORMANCE AND COULD CAUSE GENERAL MEDIA’S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, GENERAL MEDIA WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR OR COMBINATION OF FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

-ii-

PART I

Item 1. Business

General

     Unless context requires otherwise, all references to “we”, “our”, “us”, the “Registrant” or the “Company” are to General Media.

     We are a brand-driven global entertainment company founded in 1965 by Robert C. Guccione. We cater to men’s interests through various trademarked publications, movies, the Internet, location-based live entertainment clubs and consumer product licenses. Our flagship PENTHOUSE brand is widely identified with premium entertainment for adult audiences. Our trademarks are licensed to third parties worldwide in exchange for recurring royalty payments.

     We are also a global leader in the production and distribution of high-quality adult content. We believe that we have one of the widest circulated families of adult publications in the world. Our success was initially driven by our flagship publication, PENTHOUSE Magazine. Today we produce five adult periodicals: PENTHOUSE, Forum, Variations, The Girls of PENTHOUSE, and PENTHOUSE Letters, as well as several special feature publications annually. The distribution network of our publications extends to approximately 150,000 retail points of sale and we sell approximately eleven million copies annually. Our magazines feature in-depth interviews with high profile political, business, entertainment and sports figures, as well as editorials by leading authors. We also feature pictorials of celebrity figures, including personalities like Vanessa Williams, Madonna, Geena Davis and Paula Jones.

     General Media has developed, produced and distributed original adult motion picture entertainment. Bob Guccione began producing films in 1979 with the release of Caligula, starring Sir John Gielgud, one of England’s most celebrated thespians, and other respected, eminent film actors including Peter O’Toole, Malcolm McDowell and Helen Mirren. Caligula is one of the highest selling adult feature films of all time. We continue to receive material royalty payments for Caligula. Our Entertainment division has also produced and released a film library of 94 original motion picture titles. These titles are distributed in multiple formats, including video cassettes, DVDs, and the Internet. We are considering various broadcasting opportunities to distribute our branded content through satellite or cable TV. In addition, we have recently entered into an exclusive agreement to supply PENTHOUSE video content to the cruise ship industry. This agreement provides for royalty payments to the Company as a percentage of revenue from video-on-demand purchases, permitting the Company new revenue from existing library assets as well as a recurring distribution channel for new content.

     Beginning in 1995, we developed our Internet website with the introduction of PENTHOUSEmag.com through which we began digitally distributing our proprietary content. Today we operate through the domain names www.PENTHOUSE.com and www.PENTHOUSEfetish.com where members pay subscription fees for access to our content. We believe we have a loyal customer base, which is retained for unusually long periods based on comparable industry statistics.

     General Media also holds significant intellectual property and other intangible assets. We own various trademarks developed over 37 years, which we believe are commercially valuable, including PENTHOUSE, Forum, Variations, PENTHOUSE Letters, the Three Key Logo, the One Key Logo, Pet of the Year, PENTHOUSE Pet, Mind & Muscle Power, Hot Talk, PENTHOUSE Comix and PENTHOUSE Men’s Adventure Comix. Through the publication of our magazines we have also accumulated a library of approximately one million photographic images. We seek to protect our trademarks through registration and periodic infringement enforcement. We regularly evaluate requests to license our brands, our video library or to participate in other commercial ventures by contributing our trademarks, including events with our PENTHOUSE Pets. Our trademarks and copyrights are critical to the success and potential growth of all of our businesses.

     Beginning in the third quarter of 2002, we began to license our trademarks to select luxury gentlemen’s clubs, referred to as Location-based Entertainment, in consideration for a percentage of the gross revenue of the clubs. We have licensed seven clubs as of April 8, 2003, including Dallas, Texas, Austin, Texas, San Antonio, Texas, Cleveland, Ohio, Spartanburg, South Carolina, New York City, New York and Mexico City, Mexico and are operational in four of those markets. Based substantially on the value of our recognized brand, we have been able to negotiate terms that we believe are favorable to us. We have induced third parties to invest substantial capital into the facilities while requiring no capital expenditure from us. Royalty income from this business segment generally maintains favorable net margins.

     We operate in a highly regulated industry. This requires us to be socially aware and sensitive to government laws and regulations designed to protect minors and to prohibit the distribution of obscene material. We take great care to comply with all applicable laws and regulations where we conduct business. We do not knowingly engage the services of any business or individual that does not adhere to these standards.

     Our principal executive office is located at 11 Penn Plaza, New York, New York 10001, telephone 212.702.6000.

Competitive Strengths

     We believe our competitive strengths, including, but not limited to those listed below, will allow us to capitalize upon the global entertainment market for adult audiences.

Our Brand Recognition

     We believe that the PENTHOUSE brand name is one of the most recognized consumer brand names in the world. We also believe that our target market associates our name with high quality adult entertainment products and services. Our PENTHOUSE brand and affiliated brands are prominently displayed on our magazines, videos, internet sites and other products and services. We continually seek to strengthen our brand by licensing our name to third party providers of quality complimentary products and services outside of our core products and services. The recognition of our brand attracts quality providers, producers, and distributors of adult entertainment and adult lifestyle products that are interested in co-branding with us. We believe our name recognition allows us to negotiate favorable economic terms with these partners.

Barriers to Entry

     We believe that the capital and time cost associated with establishing global brand awareness is prohibitive to new competitors. As a result, we believe we maintain a competitive advantage over other entertainment industry participants. Further, based on the consumer awareness of the PENTHOUSE brand and general demand for diversionary entertainment, we believe that we can extend the brand to other lifestyle and image-conscious activities, such as music, fashion, live entertainment, financial services or retail, emulating other widely recognized consumer brands like the Virgin Group.

Contemporary Entertainment Trends

     We believe that fashion, music, celebrity and sex have become increasingly intertwined in contemporary adult entertainment. For example, in 2003, music rock stars regularly market their own popular clothing lines while fashion designers have become global celebrities. Fashion is a central feature of celebrity awards events, such as the Grammys or MTV music awards, and sexuality is expressed through fashion worn by music sex icons. We believe that our flagship brand, PENTHOUSE, transcends across each of these entertainment segments. As a result, we believe that our brand can be exploited in various entertainment and merchandising businesses. Because our brand is already well known and is generally identified with a quality product experience, we believe we have a competitive advantage over lesser-known consumer brands in generating revenue from other entertainment categories.

Our Distribution Network

     The physical distribution of our publications extends to approximately 150,000 retail points of sale and we sell approximately eleven million copies annually. We believe that the broad distribution of our publications provides us with a unique platform for distributing our entertainment products and services and new PENTHOUSE branded third party products and services in these markets. In addition, we can effectively launch special editions or entirely new magazines through our established distribution channels. This provides a critical advantage over other new publications without similar distribution opportunities. We plan to attempt to leverage our fixed-cost infrastructure by acquiring additional magazine titles. In addition to physical distribution, the availability of our products and services over the Internet provides this global market with access to our products and services in multiple formats.

Our Databases

     PENTHOUSE has been successfully marketing its products to consumers for nearly 40 years. Over time, we have accumulated a significant amount of data in respect to consumer trends, purchasing decisions, demographics and other commercially valuable information. We have compiled a significant list of adult magazine subscribers from decades of magazine customers. We have also compiled an electronic list of email addresses of Internet members which includes approximately three hundred thousand unique purchasers of our services. We believe that this proprietary data is valuable in the future promotion and management of our business. As a brand-oriented company, knowledge about consumer behavior and trends is used to design new PENTHOUSE services. We believe that this proprietary data and the associated trade secrets are competitive advantages for our business.

Our Content Library

     Our proprietary library of adult content consists of approximately one million high quality still photographic images and 94 original motion picture titles. This availability of content internally permits us to continuously distribute content in a variety of media formats and commercial channels, thereby commercializing existing intellectual property assets. We also make our library available to our foreign edition licensees who regularly utilize our inventory of images and editorial articles.

Overview of Business Groups

     Historically we are organized into three business groups, (i) Publishing, (ii) Online and (iii) Entertainment. Our financial statements are presented with results from each operating segment. These segments consist primarily of print magazines, our Internet Site at PENTHOUSE.com and Video/DVD movie production and distribution, respectively. We are currently evaluating proposals to further diversify our overall sources of revenue, primarily focusing on expanding the digital distribution of our content through the Internet, expanding the sales channels used for Video/DVD movie distribution and entering into other license agreements for our trademarks, including our recently established Luxury Gentlemen’s Club licenses.

Penthouse Publishing Segment

     Our Publishing Group operations include the publication of PENTHOUSE magazine, other domestic publishing businesses and the licensing of international editions of PENTHOUSE magazine. Historically, we have also published a wide range of magazines, including automotive titles, science through Omni magazine and health-related publications. Publishing comprises 81% of our revenues today and is derived entirely from the publication of male-oriented, adult related publications. PENTHOUSE magazine plays a key role in driving the continued popularity and recognition of the PENTHOUSE brand.

PENTHOUSE Magazine and our Affiliate Publications

     PENTHOUSE magazine was founded by Robert Guccione, who first published the magazine in London in 1965 and in the United States in 1969. PENTHOUSE magazine offers its readers a combination of photography, investigative journalism, fiction, illustration, humor, politics, art and business. Our flagship publication is the cornerstone of our recognized brand and is a critical element in the continuation of our brand licensing activities.

     To capitalize on the name recognition of PENTHOUSE magazine, we have four Affiliate Publications. We have utilized our expertise in building a consumer brand and invested capital to distinctly brand each of our Affiliate Publications. Our Affiliate Publications have become leading niche magazines in their categories. We sell approximately 295,000 copies of our Affiliate Publications per month.

     Forum: A monthly publication in digest form that includes adult information, advice and entertainment provided by authors, journalists and medical and legal experts. The magazine is published domestically and licensed in Europe and Australia. In addition, we publish several special digest issues of Forum each year. Forum is sold at newsstands and through subscriptions.

     Variations: A monthly publication in digest form that features articles detailing the latest trends in adult entertainment. In addition, we publish several special digest issues of Variations each year. Variations is sold at newsstands and through subscriptions.

     The Girls of PENTHOUSE: A bi-monthly full-sized publication featuring photographs of the most popular models who have appeared in PENTHOUSE magazine. The Girls of PENTHOUSE is only sold at newsstands.

     PENTHOUSE Letters: A monthly full-sized publication featuring letters written by readers describing their erotic experiences and fantasies. PENTHOUSE Letters is sold at newsstands and through subscriptions.

     The net circulation revenues of the U.S. edition of PENTHOUSE magazine for 2001 and 2002 were $34.0 million and $30.0 million, respectively. Net circulation revenues are gross revenues less commissions and provisions for newsstand returns and display costs. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on whether or not there are issues featuring major celebrities.

     PENTHOUSE enjoys superior pricing elasticity and is currently has one of the highest cover prices of any magazine in the adult market. The publication cover prices range from $7.99 to $8.99. Our special edition publications are sold for up to $10.00 per issue.

     PENTHOUSE magazine and the Affiliate Publications are primarily sold through newsstand distribution by convenience stores, bookstores and newsstands. Newsstand sales account for nearly 69% of total sales. Our lack of dependence on subscriptions in favor of retail purchases demonstrates demand for our products from consumers who initiate a purchasing decision at point of sale or specifically seek out our publications in the retail environment. Because we have not focused on subscription based revenue, we have less recurring subscription revenue.

     Approximately 46% of PENTHOUSE’s newsstand sales are derived from convenience stores, 17% are from bookstores and 12% are from newsstand distribution channels.

Other Domestic Publishing

     Our Publishing Group has also created media extensions, including special editions which are primarily sold in newsstand outlets using mostly original photographs. In 2002 we published a special “Best Of PENTHOUSE” edition and four special editions of Girls of Penthouse. In 2001 we published two special editions of Girls of Penthouse.

Foreign Edition Publishing

     Bob Guccione originally published PENTHOUSE in London, UK for the first four years of the Company’s existence. PENTHOUSE is currently published in fifteen countries around the world. We have sought to mitigate the capital investment risks and risks associated with variations in local laws and customs by contracting with licensees in specific jurisdictions. We have sought to expand our readership through foreign edition licensing arrangements pursuant to which we license the PENTHOUSE brand name and trademarks to publishers in foreign countries. Licensees typically use pictorials from our library and provide their own editorial content to create the foreign editions. We, however, oversee the finished product to insure quality control and to maintain the spirit of the domestic edition. Under current licensing arrangements, we generally receive a one-time up-front fee and a royalty based upon a percentage of both circulation and advertising revenues, subject to certain minimum payments.

     We do not own any equity interests in our foreign licensees and only receive royalty fees paid to us for use of our trademarks and proprietary content We do not participate in other revenue opportunities generated by these magazines, such as the sale of goods and services.

     In 2002, we received revenues from licensing agreements with publishers in Australia, Czech Republic, France, Germany, Greece, Holland, Hong Kong, Hungary, Japan, Korea, Romania, Spain, Taiwan, Thailand and the United Kingdom. In addition, in 2003, we are in negotiations for a publication in the Republic of Mexico, with options on other Latin American countries.

     Revenues from licensing of foreign editions were $2.1 million, $2.1 million and $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively, representing approximately 3% of our net revenues for these periods, respectively.

Production, Printing, Newsstand Distribution and Subscription Fulfillment

     We employ a staff of professionals to oversee the production, printing, distribution and fulfillment of our magazines. We have also successfully employed a business strategy for many years of outsourcing specific functions to third party vendors for fulfillment of specialized functions such as printing, distribution or subscription management. Through the use of state-of-the-art production equipment, economies of scale in printing contracts and efficiencies in subscription solicitation and fulfillment, we are able to efficiently publish and distribute all our publications. Our systems for both graphics and editing are also state-of-the-art, utilizing the services of only ten employees. We believe we have mitigated many potential risks associated with substantial internal operations otherwise required to perform these services and have simultaneously obtained an efficient market price for these services.

     Up until November 2001, our magazines, with the exception of Forum and Variations, were printed by R. R. Donnelley Corporation (“Donnelley”) pursuant to several agreements (the “Agreements”) which, after giving effect to an extension and amendment dated July 1997, were to expire in December 2003. In October 2001, Donnelley released us from the Agreements when it made the decision to close the printing plants that printed the magazines. Pursuant to an agreement dated October 12, 2001, we began using Quebecor World to print these magazines effective for magazines printed starting in December 2001. In 2000, Forum and Variations were printed by Access Printing and in 2002 and 2001 Forum and Variations were printed by Transcontinental Impression. Should we wish to change printers, we believe that other printers of similar quality could be engaged.

     We sell our magazines through wholesalers and other distributors. The newsstand distribution of our magazines is handled by Curtis Circulation Company (“Curtis Circulation”) pursuant to an agreement that expires in November 2005 or upon prior notice by either General Media or Curtis Circulation. Curtis Circulation distributes our publications through a network of approximately 225 marketing representatives to independent wholesalers, as well as to other channels of distribution. Curtis Circulation also provides us with other services, including management information and promotional and specialty marketing services. We receive a cash advance from Curtis Circulation at the time each issue is released for sale based on the wholesale price per magazine. We recognize revenue from newsstand sales based on our estimate of copy sales at such time as the issue is released for sale and we adjust the estimate periodically based upon actual sales information. Each issue is settled with Curtis Circulation one hundred and eighty days after the off-sale date based upon the number of magazines actually sold, compared to the estimated number of copies sold that Curtis Circulation used to determine its cash advance.

     Our subscription fulfillment is currently provided by Palm Coast Data Service, Inc. (“PCD”). PCD performs the following services: receiving, verifying, balancing and depositing payments from subscribers and agents; maintaining master files on all subscribers and agents by magazine; issuing bills to subscribers and agents and sending renewal notices to subscribers; issuing labels; packaging and mailing magazines as directed by us; and furnishing various reports to monitor all aspects of the subscription operations.

     Subscription copies of the magazines are delivered through the U.S. Postal Service as second class mail. We experienced a general postal rate increase of 9.9% in January 2001, 2.6% in July 2001 and 11.6% in July 2002.

Circulation

     The net circulation revenues of the U.S. edition of PENTHOUSE magazine and Affiliates for 2001 and 2002 were $47.9 million and $43.2 million, respectively. The number of magazine copies sold on newsstands varies monthly, depending on, among other things, the cover, pictorials and editorial content. Approximately 16% of total newsstand copies are sold internationally.

     Newsstand revenues for PENTHOUSE magazine and the Affiliate Publications were $36.1 million, $31.0 million and $28.1 million for the years ended December 31, 2000, 2001 and 2002, respectively, representing approximately 50%, 49% and 52% of our net revenues for these periods, respectively.

     In recent years, domestic newsstand circulation for men’s magazines has been declining. From 1998 to 2002, PENTHOUSE magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by approximately 39%. We rely on retail display facings for newsstand circulation and we believe a significant portion of buying decisions are made on impulse at the time the customer sees the magazine on the retail display facing. Management has been aware of a large decrease in rack sales outlets over the last several years. We believe that the loss of several newsstand distribution outlets due to the change in social climate toward men’s magazines, together with certain advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet have largely contributed to the overall decrease in circulation. In addition, ongoing consolidations of companies in the magazine distribution industry have also contributed to the overall decrease in circulation. This decrease is consistent with general trends in the industry.

     The decrease in domestic average monthly circulation for PENTHOUSE magazine and the Affiliate Publications has been partially offset, however, by our ability to maintain consistent cover price increases and the recapture of certain convenience store distribution channels. PENTHOUSE magazine, for example, has steadily increased its cover price from 2000 levels of $6.99 to $7.99 per issue and in 2002 from $7.99 to $10 per issue. We regularly price test our magazines and adjust cover prices accordingly.

     While newsstand circulation is our principal means of distribution for PENTHOUSE magazine and the Affiliate Publications, we have also sought to increase their subscription circulation. The price of a twelve-month subscription to PENTHOUSE magazine ranged from $29.95 to $46.00 in 2002, depending upon the source of the subscription. We attract new subscribers to our magazines primarily through our own direct mail advertising campaigns, and through subscription agent campaigns. We recognize revenues from our magazine subscriptions over the term of the subscriptions.

     Subscription revenues for PENTHOUSE magazine and the Affiliate Publications were $6.7 million, $7.3 million and $6.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing approximately 12%, 12% and 10% of our net revenues for these periods.

Advertising

     PENTHOUSE magazine and the Affiliate Publications are relatively less dependent on advertising revenues than many other magazines, as approximately 63% of their respective revenues are generated from newsstand sales, while approximately 15% are generated from subscription sales and approximately 16% are generated from advertising. Advertising revenues for PENTHOUSE magazine and the Affiliate Publications were $7.3 million, $8.3 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, representing approximately 14%, 13% and 12% of our net revenues for these periods, respectively.

     In 2002, PENTHOUSE magazine’s advertising pages decreased by 6% and advertising revenues decreased by 16% from 2001. These decreases were primarily due to the declining circulation of PENTHOUSE magazine, which has the effect of decreasing advertising rates and making the magazine less attractive to advertisers. In addition, many advertisers scaled back on advertising in 2002 as a result of continuing weakness in the economy. In 2001, PENTHOUSE magazine’s advertising pages increased by 9% from the prior year, while advertising revenues decreased by 6% from 2000. This decrease was primarily due to the declining circulation of PENTHOUSE magazine and a decrease in the amount of pay-per-call advertising in 2001. In 2000, PENTHOUSE magazine’s advertising pages decreased by 10% and advertising revenues decreased by 0.5% from 1999.

     We also run advertisements in PENTHOUSE magazine for products that are created by General Media including advertising for our pay-per-call telephone lines, Video/DVD’s, internet products and pay-per-view programming.

Penthouse Online Segment

     We operate PENTHOUSE.com as a paid membership service available to customers in any country with Internet access. Customers that visit our website are presented with a free tour of our site including examples of the content that can be accessed by paying members. This content includes a vast library of images and a catalogued inventory of PENTHOUSE Pets that have been in our printed publications over the 1960’s, 70’s’80’s, 90’s and in this decade. Paying members may also access our library of reader submitted erotic stories. New features of our website include multiple Video on Demand features which include access to proprietary PENTHOUSE videos, such as PENTHOUSE Pet Casting Calls and other reality TV-like offerings, as well as a selection of specialty videos in various fetish or special interest categories.

     Our Internet Domain name, Penthouse.com, is critical to or success. We receive a large percentage of our visitors as a result of consumers inputting our name into commonly used Internet search engines or into their Internet browser. In contrast, generally new visitors to competitors’ adult Internet sites are obtained through active marketing technologies such as pop-ups, pop-unders, banners, exit traffic links, and other electronic customer acquisition methods. These marketing strategies require significant capital investment to coordinate, monitor and pay for associated advertising fees. Conversely, PENTHOUSE.com receives nearly all its current visitors as a result of the popularity and awareness of its brand and through the cross promotion in the PENTHOUSE magazines. This cross promotion is accomplished at minimal additional incremental cost to our company.

     We also operate penthousefetish.com on the same pay for service membership business model. We plan to offer additional subscription sites in the future.

     Our sites provide us with multiple revenue streams, including fees for subscription services, e-commerce, advertising and sponsorships. We operate under contract our e-commerce store at http://www.penthousestore.com. Visitors to the store can chose from approximately 35,000 products including our PENTHOUSE films, adult films made by other producers, adult toys and back issues of their favorite PENTHOUSE magazines.

     We were an early adopter of the Internet as a distribution channel for our content. We launched our first pay service, PENTHOUSEmag.com, on the Internet in August of 1995. Today, customers are sold a membership ranging from 3 days to one year, at prices ranging from $2.95 to $120.00. Revenues received from the sale of memberships to our Internet Site are recognized over the term of the membership. The membership gives the customer access to adult-oriented photographs, video feeds and chat rooms via a personal identification number that expires according to the membership period selected. Memberships are billed to the customers’ credit card in accordance with the Federal Communications Commission’s safe harbor provision.

     We also host several other third party Internet sites that also provide adult-oriented entertainment. Under these agreements, we provide a banner on our Internet Site as well as hosting and billing services for these third party providers who are responsible for the content and maintenance of their site. In return we receive a portion of the paid membership fees to these sites in accordance with the agreements. In January 2000 we began selling advertising banners on our Internet Site.

     We are attempting to expand our international presence by exploring the possibility of entering into joint ventures and/or licensing arrangements in foreign countries to provide compelling content specifically tailored to those individual foreign audiences. The various international websites will mirror the multiple revenue stream model of our domestic online business

     The Internet industry is highly competitive. We compete for visitors, buyers and advertisers. We believe that the primary competitive factors include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics. We believe that we compete favorably with respect to each of these factors. Additionally, we have the advantage of leveraging the power of the PENTHOUSE brands, our libraries, marketing and promotions and loyal audiences.

     Revenue from the Online Segment has been decreasing over the past few years primarily as a result of the need for more aggressive credit card validation methods to comply with Visa’s requirements and decreases in the average price of memberships sold. We have recently increased the price of memberships, redesigned the internet site to add more features and content, and we are exploring the possibility of establishing relationships with other companies in order to reach a wider audience on the internet in an effort to reverse this trend.

Penthouse Entertainment Segment

     Our Entertainment Segment produces and distributes adult-oriented entertainment products, including video/DVD movies, pay-per-view programming, which are advertised in our magazines and sold under an exclusive distribution agreement with Image Entertainment to video and music stores and other retail outlets, and online through the Penthousestore.com internet site. We also offer pay-per-call telephone lines under contract with a third party provider.

     Revenues of the entertainment segment were $1.6 million, $2.9 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing 3%, 5% and 5% of our net revenues for these periods, respectively. We believe our market share in regards to such entertainment is an insignificant portion of the total market. We have recently undertaken measures to improve the results of this division, including entering into a cruise ship on demand pay per view license agreement, and we believe we can improve our results during the current fiscal period

Video and DVD Sales & Rental

     Bringing adult movies into the privacy of the home through the introduction of videocassettes along with cable and satellite services all but eliminated the adult theatre business. The introduction of the DVD and its rapid acceptance by the public has been gradually shifting the balance of home viewing from videos to DVDs. DVDs offer better picture and sound quality than videos, worldwide compatibility and other add-ons. The DVD format also benefits suppliers and retailers. Several languages can be combined onto one DVD, so only the DVD cover needs to be changed for different territories. Also, back catalogue sales should initially increase as consumers look to replace their videocassette library with the new format.

     Although DVDs will not replace videocassettes completely in the near term because of the ability of users to record on videocassettes as well as their current high level of market penetration, rentals and sales of DVDs are likely to increase significantly as more DVD players are sold. We believe that the number of household with DVD players in the United States will increase in the future. Similar growth is expected in Western Europe.

     The provision of in-room entertainment services by major hotel chains throughout the world also serves as a distribution channel for adult media content. In addition to a selection of mainstream titles, hotel guests are often given a choice of adult movies on a pay-per-view basis. Hotels in the United States have in the past had a tendency to offer more softcore titles than hardcore, however in recent years the number of hardcore titles being offered has been increasing. In the United States, these services are provided by companies such as On Command and Lodgenet. Outside of the United States, excluding more restrictive countries such as the United Kingdom, hotel guests also have access to hardcore material on a pay-per-view basis.

Our Entertainment Operations

     We develop, produce and distribute products for the domestic and international home video/DVD markets. Since 1990, we produced 94 movies, which were released for domestic distribution through Warner Home Video, a subsidiary of Time Warner, Inc. up to June 1999. In June 1999, we entered into an agreement with Image Entertainment, whereby we licensed the domestic distribution of our catalog titles on DVD for a non-recoupable up-front license fee of $0.9 million and a royalty fee based on the number of units sold. We are amortizing the up-front licensing fee over the term of the contract. In June 1999 we also entered into an agreement with Image Entertainment, whereby we licensed the domestic distribution of our full length feature film, Caligula, on DVD for a recoupable up-front license fee of $0.1 million against a royalty fee based on the number of units sold thereafter. The upfront license fee under this agreement was fully recouped during the year 2000 and we are continuing to earn royalties over and above the up-front license fee.

     In July 2000 we entered into an agreement with Image Entertainment whereby we licensed the foreign distribution of our video cassettes and DVD’s for a recoupable up-front license fee of $0.5 million against a royalty fee based on the number of units sold thereafter. The up-front license fee under this agreement was fully recouped during 2001 and we received a second recoupable up-front license fee of $0.1 million in June 2002 against which royalty fees are being applied based on the number of units sold since the first advance was fully recouped.

     The video cassettes and DVD’s are also offered for sale through the PENTHOUSE store on our internet site and are advertised in our magazines. These videos are generally approximately 60 minutes in length, have a level of explicitness greater than “R” and feature PENTHOUSE centerfold models. Many of our videos are also sold internationally through licensing arrangements.

     We also provide adult-oriented entertainment through pay-per-call telephone lines which feature both recorded audio programs and live operators on 900 and 800 number telephone lines. Our recorded audio programs are created and broadcast by independent service bureaus. The operators on the live telephone lines are employed by the service bureaus and are not our employees.

     Our 900 number telephone lines are romantic in nature and feature programs where users can listen to computerized conversations, speak with live operators and participate in live one-on-one talk, dating and chat lines. The 900 number telephone calls are billed directly to the caller’s telephone number and typically cost $3.95 and $4.95 per minute. Our 800 number telephone lines are explicit and uncensored in nature and include certain live PENTHOUSE party lines and live one-on-one talk, dating and chat lines and typically cost $4.95 per minute. The 800 number telephone calls are billed to credit cards in accordance with the Federal Communications Commission safe harbor provisions, which require that such telephone calls be billed to credit cards to insure that calls are not made by minors.

Other Licensing Businesses

     We license many of our brands to third-parties with specialized skills, thereby extending each licensed brand’s market presence. Our Licensing Businesses combines certain brand-related businesses, such as the licensing of consumer products carrying one or more of our trademarks and artwork, as well as PENTHOUSE branded Luxury Gentlemen’s Club opportunities, referred to as Location-based Entertainment.

     We license the PENTHOUSE name, the Three Key Design and other images, trademarks and artwork we own for the worldwide manufacture, sale and distribution of a variety of consumer products. We work with licensees to develop, market and distribute high-quality PENTHOUSE branded merchandise. We are exploring the possibility of extending our licenses to include men’s and women’s apparel, men’s underwear and women’s lingerie, accessories, collectibles, slot machines, interactive video games, cigars, watches, jewelry, fragrances, small leather goods, stationery, music, eyewear, barware and home fashions.

     We have also initiated exploitation of the PENTHOUSE brand equity in the location-based entertainment market by entering into agreements with companies where we contribute our brand name and marketing expertise in return for licensing fees. We are also exploring the possibility of either earning or purchasing equity in certain of these ventures in the future.

     Company-wide marketing activities consist of various PENTHOUSE hosted events in cities across the United States and on college campuses. In March 2003, we hosted a promotional event at the Winter Music Conference in Miami, Florida . We also use Mr. Guccione’s personal residence in New York City for various events. The home is a 21,000 square foot historic townhome and is one of the largest residences in Manhattan. Our intention is to make more effective use of it in our branding efforts by establishing the “Penthouse Mansion” in Manhattan with the intended promotional value akin to the Playboy Mansion in Los Angeles. We believe we have good relations with other recognized media companies, exemplified by our January 2003 Clear Channel Communications hosted party at the Penthouse townhome attended by a number of celebrities. Clear Channel is a large media company with 1,184 radio stations and 34 TV stations.

     Current television and film productions either recently produced, in development or under consideration, to be produced and funded by outside parties, include The Making of a PENTHOUSE Pet. We have previously produced a variety of PENTHOUSE titles including PENTHOUSE Pet Casting Call, International Amateurs, Swimsuit Video, Showgirls of PENTHOUSE and On Campus. We are currently evaluating additional proposals for expanded reality-based titles which we believe are enjoying wide market success as evidenced by products offerings of competitors like Girls Gone Wild or Playboy Party at the Mansion series produced by Mandalay Entertainment.

Marketing

     We sell magazine subscriptions principally through direct mail solicitations to households on our customer lists, as well as to customer lists rented or purchased from third parties. For many years, we have been active in the direct mail industry.

Information Technology And Customer Database Enhancement

     The size and quality of our computerized customer database of current and prospective customers in each country where we operate contributes significantly to our business. We are constantly striving to improve our customer databases.

     We will continue to capture proprietary data about our customers and plan to make significant investments in our database management and related information technology to improve our operating efficiencies, to increase the level of service we provide to our customer base and to facilitate globalization of our operations.

     Some international jurisdictions, particularly in Europe, have data protection laws or regulations prohibiting or limiting the exchange of information of the type that we maintain. Some jurisdictions also prohibit the retention of information, other than certain basic facts, about non-current customers. Although these regulations may hinder our ability to collect, retain and use customer information, we believe that current laws and regulations do not prevent us from engaging in activities necessary to operate our current businesses.

     We are also evaluating future investments in other information technology systems to complete the digitalization of our entire movie and photograph library in order to prepare our library for distribution in new electronic media. We have developed an extensive library of motion pictures and other pictorial content. This library is archived on a master print, which would allow duplication in traditional media. New forms of electronic distribution provide us with an opportunity to use this content by distributing it on new forms of media, such as DVD, Internet and broadband. To facilitate electronic distribution of our products, we are planning the conversion of our entire archive of print images and motion pictures into a digital format.

Our Strategy

     Licensing. Our business plan anticipates expanding the products and services that are available to consumers through specialty licensees. We are evaluating proposals to expand many categories of merchandising. Our plan is to emulate other successful merchandising companies like Hard Rock Café. Hard Rock Café generates a substantial amount of its revenue base from merchandising sales such as hats, T-shirts, sweatshirts, despite being a location-based provider of food and beverage. We intend to leverage our trademarks to expand our merchandising family of products. We intend to make these products more readily available to consumers. Like Hard Rock Cafe, we intend to sell such merchandise to patrons of our new clubs.

     Technology. The use of the Internet for viewing adult media content is expected to increase significantly as home Internet access increases and broadband services become more widely available. We believe that adult pictorial content is one of the clear leaders in commercializing the Internet. As the number of users globally continues to grow, we believe we have an advantage in accessing this audience through the worldwide recognition of our brands.

     We are in negotiations to license through a third party provider database management software used to automate our Internet operations and to derive new sources of e-commerce revenue. The software is used to store, categorize, manipulate and publish pictorial and film content on the Internet. We believe that these and other technologies can be used to enhance our Internet member’s experience and thereby retain the customer longer so as to increase revenue per customer.

     Internet. In our PENTHOUSE Online Segment, we are implementing a synergistic strategy by coordinating our online operations with our publishing activities. The incremental cost to drive new Internet customer acquisition through the distribution of our magazine is nominal. To date, we have not exploited this advantage fully and little coordination has been developed. As a result, Penthouse has not benefited from the same rapid growth of its online content revenues as enjoyed by lesser-known online competitors. We believe we now have coordinated our cross promotion strategy. We are also in negotiations with one of the largest Internet traffic generating companies in the US to monetize our web traffic and receive visitor referrals from them, commonly referred to as exit traffic. We believe we can increase our paid membership base with such business relationships in place.

     Location-based Entertainment. We see the development of PENTHOUSE branded adult entertainment clubs as a key growth element of our entertainment division. Currently, we have licensed seven clubs. Clubs in Dallas, Texas, Austin, Texas, Cleveland, Ohio and Spartanburg, South Carolina are operating and locations are to open in San Antonio, Texas, New York City, New York and Mexico City, Mexico in 2003. These clubs have been financed completely with funding provided by the licensing partners. We anticipate opening an additional twelve locations globally between now and 2005.

     Video. We believe that there continues to be significant potential in the worldwide video and DVD market. Compounding this, we have not historically benefited from the rapid adoption worldwide of DVD sales. We plan to attempt to expand the sales of video and DVD by licensing the Penthouse name to international producers for foreign distribution. We are negotiating non-exclusive terms presently with prospective business partners

     Acquisition. We expect these regulatory and technological developments to fuel increasing demand worldwide for adult media content of all kinds, including demand for products in our market niche for explicit, unrated adult media content. In addition, we believe that market demand for content to fill new media outlets will lead mainstream media content providers to seek still more adult media content in the future. We expect that the high quality standards of the mainstream media, technological demands of multiple delivery formats and global marketing and distribution costs will increase capital requirements for providers of adult media content. While the adult entertainment industry is currently characterized by a large number of relatively small producers and distributors, we believe that the factors discussed above will cause smaller, thinly capitalized producers to seek partners or exit the adult entertainment business, leading to a consolidation of the adult entertainment industry.

Ownership, Capitalization and Financing

     General Media is a Delaware corporation formed in November 1993 in connection with a private debt offering (the “Offering”). As part of the Offering, the Company issued an aggregate principal amount of $85.0 million in Series A 10 5/8% Senior Secured Notes due 2000 (the “Series A Notes”). The Series A Notes were issued under an Indenture dated December 21, 1993, as supplemented (the “Indenture”) with IBJ Whitehall Bank & Trust Company (now HSBC as successor Trustee), as trustee. Following the Offering, and pursuant to certain registration rights of the Series A Noteholders, the Company exchanged the Series A Notes for Series B 10 5/8% Senior Secured Notes Due 2000 (the “Series B Notes”), which the Company had registered under the Securities Act of 1933, as amended (the “Securities Act”). The Series B Notes were substantially identical to the Series A Notes (including principal amount, interest rate and maturity), except that the Series B Notes were freely transferable.

     In the Offering, General Media also issued an aggregate of 187,506 warrants (the “Warrants”) to purchase an aggregate of 25,000 shares of General Media common stock (approximately 5% of the outstanding common stock). Of the Warrants, 5,000 were repurchased by General Media in July 1995, 18,009 Warrants were exercised (at an exercise price of $.01 per share of common stock) for 2,401 shares of common stock on December 22, 2000, and 104,076 expired without exercise in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants was extended in connection with negotiations over the refinancing of the Notes, discussed below.

     On March 29, 2001, General Media completed the refinancing of the Series B Notes and the Warrants (the “Refinancing”). Under the refinancing agreement, pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act, General Media exchanged $51.5 million of principal amount of Series B Notes and any Warrants held by exchanging noteholders for new notes (the “Series C Notes”) and preferred stock meeting certain specified terms and conditions. The remaining $0.5 million of principal amount of senior debt securities that were not exchanged were retired by payments made to the holders on March 29, 2001. Any remaining warrants were exercised or expired.

     The Series C Notes will mature on March 29, 2004, bear interest at a rate of 15% per annum and require amortization payments of $6.5 million on or before December 31, 2003. In addition, further amortization equal to 50% of excess cash flow is required, as well as any proceeds from the sale of certain real property owned by General Media International, Inc. (“GMI”), an affiliate of General Media (after payment of existing debt obligations thereon) and any proceeds to General Media from certain insurance policies on the life of the principal shareholder. General Media has pledged substantially all of its assets as collateral for the Series C Notes. The Indenture was amended to reflect the above mentioned payments and to reflect the March 29, 2004 maturity of the Series C Notes.

     The 9,905 shares of preferred stock issued in the Refinancing carried an initial liquidation preference of $10 million, provides for “paid-in-kind” dividends at a 13% per annum rate and is convertible (a) until March 29, 2004, into 10% of General Media’s common stock on a fully diluted basis, (b) from March 29, 2004 to March 29, 2005, into 12.5% of General Media’s common stock on a fully diluted basis, and (c) from March 29, 2005 to March 29, 2006, into 15% of such common stock on a fully diluted basis. The preferred stock may be optionally redeemed by General Media (subject to the aforementioned conversion rights) at the end of the year ending March 29, 2006. The preferred stock may be optionally redeemed by General Media at increasing premiums during the years ended March 29, 2004, 2005 and 2006, provided that the Series C Notes are paid in full at or before the time of any redemption.

     Until November 2002, 99.5% of the common stock of General Media was owned by GMI, the common stock of which is owned by Robert C. Guccione and Robert C. Guccione Family Trust No. 1. On November 8, 2002, GMI sold all its common stock holdings in General Media to Penthouse International, Inc. (“PII”). The sale transaction took place on November 8, 2002, pursuant to a Stock Exchange Agreement dated November 4, 2002 between PII and GMI (the “Stock Exchange Agreement”). Pursuant to the Stock Exchange Agreement, and in consideration for the common stock of General Media, PII issued to GMI 42.5 million shares of its common stock (comprising 85% of such class) and 5,000 shares of PII’s Series A Preferred Stock (comprising 100% of such series).

     PII is a Florida corporation formerly known as American Pulp Exchange, Inc. and incorporated in December 2001. The common stock of PII is traded on the Over-the-Counter Bulletin Board under the symbol “PHSL”. All of PII’s Series A Preferred Stock and 85% of PII’s common stock is owned by GMI. All of the capital stock of GMI is owned by Robert C. Guccione and Robert C. Guccione Family Trust No. 1. Mr. Guccione is a director and officer of General Media, PII and GMI.

Sources and Availability of Raw Materials

     Paper is the primary raw material used in the production of our magazines. We use a variety of high quality coated and uncoated paper that is purchased from a number of suppliers. We believe that there are several alternative suppliers in the event of our inability to purchase from our present suppliers.

Trademarks

     Our trademarks are essential to our current business operations and future expansion. The trademarks, which are renewable indefinitely, include PENTHOUSE, Forum, Variations, PENTHOUSE Letters, Girls of PENTHOUSE,the Three Key Logo, the One Key Logo, Pet of the Year, PENTHOUSE Pet, Mind & Muscle Power, Hot Talk, PENTHOUSE Comix and PENTHOUSE Men’s Adventure Comix. Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks and copyrights throughout the world and monitor the marketplace for counterfeit products. Consequently, we initiate legal proceedings from time to time to prevent their unauthorized use.

Seasonality

     Our business is generally not seasonal in nature. Issues of PENTHOUSE magazine with female celebrity covers or pictorials, however, have historically resulted in higher newsstand sales than non-celebrity issues. Sales of our video/DVD products may vary based upon the timing of the release of new movies.

Promotional and Other Activities

     We believe that our sales of products and services are enhanced by the public recognition of the PENTHOUSE name as symbolizing a lifestyle. In order to establish public recognition, we, among other activities, have entered into an expense sharing agreement with our affiliate GMI, which is owned by Robert C. Guccione. The Townhouse is used for various activities related to General Media, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibilities of GMI. See Item 13. Certain Relationships and Related Transactions and “Compensation Committee Interlock and Insider Participation in Compensation Decisions.”

Dependence on Customers

     No single customer accounted for more than ten percent of our net revenues in 2000, 2001 or 2002, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on us. However, one advertising agency placed $2.3 million, $2.0 million and $1.8 million in advertising revenues in PENTHOUSE magazine and the Affiliate Publications in 2000, 2001 and 2002, respectively. These revenues represent 3% of our net revenues in 2000, 2001 and 2002, respectively.

Competitors

     Magazine publishers face intense competition for both circulation and advertising revenues. The main competitors of PENTHOUSE magazine and the Affiliate Publications are magazines that primarily target a male audience. Other types of media that carry advertising also compete for advertising with our magazines.

     Competition in the internet business comes from many different competitors. Our advantage in this area is the PENTHOUSE trademark and the low cost of advertising our Internet service in our own magazines.

     Competition in the pay-per-call business is generally limited to a few major competitors. Our advantage in this area is the low cost of advertisement for such pay-per-call service in our own magazines.

Employees

     As of April 9, 2003, we employed 104 full-time employees, none of whom are members of a union, and 3 part-time employees.

Item 2. Properties

     Our principal corporate offices for the publishing, online and entertainment segments are located in New York City at 11 Penn Plaza, as set forth below.

		Approx.	Lease
		Sq. Ft.	Expiration
Location	Principal Use	Occupied	Date

Principal Corporate,
Publishing,
11 Penn Plaza,	Production and Sales
New York, New York	Office	49,000	March 11, 2009

     We have a ten-year and seven-month lease for our principal corporate offices that commenced on August 11, 1998 and requires annual lease payments of $1.9 million until the expiration of lease. We believe that our principal corporate offices are suitable and adequate for our current business operations and that, upon expiration of the lease, we will be able to obtain similarly suitable and adequate office space in Manhattan at a competitive price.

     We also use a 17,000 square foot townhouse located in New York City, owned by GMI and Robert C. Guccione, for business related activities, including business meetings and promotional and marketing events. Pursuant to a Properties and Salary Allocation Agreement among General Media, GMI and a GMI subsidiary, we reimbursed GMI approximately $0.6 million, $0.6 million and $0.5 million in 2002, 2001 and 2000 respectively for the use of such property.

Item 3. Legal Proceedings

     On December 3, 2001, Network Telephone Services (“NTS”) filed in Los Angeles Superior Court (the “Court”) a complaint against Robert C. Guccione, GMI and General Media (collectively the “Defendants”) asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. Pursuant to a settlement agreement, the Court subsequently dismissed the case on November 12, 2002.

     On May 8, 2002, an action was filed in United States District Court for the Central District of California (the “California Court”), alleging, among other things, that General Media published photographs (the “Photographs”) of a woman topless in the June 2002 issue of Penthouse Magazine (the “Magazine”), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. The action also alleges that General Media advertised its intention to make the Photographs and a video of the woman available on its internet site on May 10, 2002. On May 7, 2002, General Media issued a press release stating that it had made an unintentional error when it said the Photographs were of the plaintiff and it apologized to the plaintiff and the actual woman in the Photographs for the error. General Media also published the apology on its internet site.

     The plaintiff seeks a permanent injunction barring General Media from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the plaintiff on its internet site, barring it from representing that any pictures or photographs on the internet site are depictions of the plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the plaintiff’s costs and attorneys’ fees in prosecuting the action. General Media has filed a motion to dismiss portions of the complaint and the plaintiff has filed a cross-motion to freeze $15,000,000 of General Media’s assets for purposes of insuring the payment of a possible judgment. The California Court denied both of these motions in August 2002. The plaintiff filed an appeal to the Ninth US Court of Appeals, which ruled against the plaintiff in November 2002. General Media and the plaintiff have exchanged discovery requests and are in the process of exchanging information. General Media intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

     On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the “Class Action Plaintiffs”) filed in the Circuit Court of Cook County, Illinois, an action alleging that General Media committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. The Class Action Plaintiffs have filed a request that the action be certified as a class action with the two plaintiffs as class representatives and their lawyer as class counsel. General Media has filed a motion to dismiss the action. General Media intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

     On July 13, 2001, an employee filed a charge of discrimination (the “Charge”) against General Media with the U.S. Equal Employment Opportunity Commission (“EEOC”). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subjected to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media is waiting for the EEOC to schedule a conciliation meeting with the employee to determine what actions need to be taken to resolve the Charge. General Media intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

     On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of The State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. General Media believes it has no liability to this individual and is vigorously defending itself against this claim.

     In December 2002, General Media received correspondence from a third party informing General Media that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that General Media execute a royalty agreement in favor of the third party with respect to revenue from any videos that it has displayed on its Internet Site. To General Media’s knowledge no action has been instituted against it by the third party. General Media believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

     There are various lawsuits claiming amounts against General Media. While the outcome of these matters is currently not determinable, it is the opinion of General Media’s management that the ultimate liabilities, if any, in the outcome of these cases will not have a material effect on General Media’s financial condition or results of operations.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters

     As of March 28, 2003, a total of 477,401 shares of General Media’s common stock, par value $.01 per share (the “Common Stock”) were issued and outstanding, all of which are believed to be held by three shareholders. 475,000 shares, or approximately 99.5% of the outstanding Common Stock, were held by PII and the remaining 2,401 shares, or approximately 0.5% of the outstanding Common Stock, were owned by persons acquiring such shares, directly or indirectly, upon exercise of Warrants issued in the Offering. There is no established public trading market for the Common Stock.

     Holders of shares of Common Stock are entitled to receive dividends out of funds legally available for payment thereof in such amounts per share as may be declared by General Media’s Board of Directors, subject to the restrictions contained in the Indenture. Pursuant to the Indenture, General Media may not declare a dividend on the Common Stock, subject to certain exceptions, unless it meets certain financial covenants set forth therein. General Media’s subsidiaries, however, are permitted to make inter-company dividends on their shares of common stock. General Media did not declare any dividend for the fiscal years ended December 31, 2000, 2001 or 2002.

Item 6. Selected Financial Data (a).

		Year Ended December 31,

		(In millions)
	1998	1999	2000	2001	2002

Operating Data:
Net revenue	$101.0	$75.0	$72.3	$62.6	$53.8
Operating income (loss)	5.5	(0.8)	11.8	7.3	7.8
Debt restructuring expenses				9.6
Interest expense, net	9.4	7.2	6.4	7.7	7.2
Gain on sale of officers life insurance policies
Gain on sale of a work of art					0.1
Gain on sale of Automotive Magazines		30.7
Income (loss) before extraordinary item	(3.9)	19.2	3.2	(9.9)	1.6
Extraordinary gain from extinguishment of debt, net of income taxes of $15 in 1999 and $465 in 2000		0.7	0.6
Net income (loss)	(3.9)	19.9	3.8	(9.9)	1.6
EBITDA (b):
Net income (Loss)	(3.9)	19.9	3.8	(9.9)	1.6
Adjusted for:
Depreciation and amortization	1.8	0.9	0.7	0.6	0.5
Debt restructuring expenses				9.6
Interest expense, net	9.4	7.2	6.4	7.7	7.1
Gain on sale of officers life insurance					(0.8)
Gain on sale of work of art					(0.1)
Gain on sale of automotive magazines		(30.6)
Income tax expense (benefit)		3.4	2.3	(0.1)
Extraordinary gain from the extinguishment of debt		(0.7)	(0.6)
EBITDA	7.3	0.1	12.6	7.9	8.3
Other Data:
Capital expenditures	2.8	0.6	0.2	0.1
Ratio of earnings to fixed charges	(c )	3.5	1.7	(c )	1.2
Balance Sheet Data:
Total assets	$41.9	$30.3	$32.8	$25.8	$15.5
Current maturities of senior debt securities		51.8	2.9	5.8	7.8
Senior debt securities, less current maturities	79.6		49.1	43.3	35.3
Manditorily redeemable convertible preferred stock				9.5	11.3
Total stockholders’ deficiency	(78.1)	(56.7)	(52.7)	(63.9)	(64.1)

(a)	Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

(b)	EBITDA represents earnings (loss) from continuing operations before interest expense, interest income, depreciation, amortization, income taxes and extraordinary items. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with certain provisions of the Indenture governing our Series C Notes. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States of America. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

(c)	For the years ended December 31, 1998 and 2001, earnings were insufficient to cover fixed charges by $4,396,000 and $10,255,000, respectively.

     For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 8. “Financial Statements and Supplementary Data.”

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results
Of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes, and the other financial information included elsewhere in this annual report.

FORWARD LOOKING STATEMENTS

     In addition to historical information, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties and are based on certain assumptions, which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The following are important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) the ability of the Company to generate sufficient cash from future operations to make all the payments required under the Series C Notes; (b) government actions or initiatives, including (1) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials, (2) regulation of the advertisement of tobacco products, or (3) significant changes in postal regulations or rates; (c) increases in paper and printing prices; (d) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (e) effects of the consolidations taking place among businesses which are part of the magazine distribution system; (f) uncertainty with regard to the future market for entertainment, e-commerce and advertising by way of the Internet; (g) the impact on advertising sales of a slow-down or possible recession in the economy, an increasingly competitive environment and competition from other content and merchandise providers; and (h) the impact of terrorist attacks and international conflicts. Readers are cautioned not to place undue reliance in these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

     We are currently generating revenues in three industry segments: publishing, online and entertainment. The publishing segment is engaged in publication of Penthouse magazine and the Affiliate Publications, the licensing of our trademarks to publishers in foreign countries, for use on various consumer products and, starting in 2002, for use in the operation of adult clubs. The online segment is engaged in the sale of memberships to our Internet Site, the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through our online store. The entertainment segment provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs, videocassettes and pay-per-view programming.

     During 2002, net revenues declined due to the weak economy and financial uncertainty that exits in the publishing industry as a whole.

     We have made various operational enhancements, including cost cutting measures during 2002 to partially offset the decrease in revenues from our business segments. The cumulative effect of the below listed improvements is approximately $6.0 million in annual savings.

     The following actions were taken during 2002 to improve profitability and improve cash flow:

•	On February 28, 2002, we reduced our workforce by 38 employees (25% of total workforce). This action reduced the amount of cash required for salary and benefit expenses by approximately $1.6 million during 2002 and is expected to save approximately $2.1 million on an annualized basis thereafter.

•	We reduced the production costs of our magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on our magazines, and by changing their design to improve production efficiencies, thereby saving approximately $1.9 million in cash during 2002.

•	We reduced the amount of cash expended to promote subscriptions and reduced the amount of cash expended on other selling, general and administrative expenses by approximately $1.4 million for 2002.

•	We reduced annual aggregate payments for the benefit of Robert Guccione by $2.8 million, from $4.5 million to $1.7 million during 2002.

     The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, to attempt to improve its cash flow:

•	The Company is expanding the licensing of its trademarks to more adult entertainment clubs.

•	The Company has entered into a new cruise ship on demand pay-per-view license agreement to improve the revenue generated by its movies.

•	The Company is exploring the possibility of expanding the licensing of its trademarks to different industries and establishing partnerships with other companies to produce a larger number of movies.

•	The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the internet.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net Revenues

     Total net revenues were $62.6 million for the year ended December 31, 2001, compared to revenues of $53.8 million for the year ended December 31, 2002, a decrease of $8.8 million. This decrease was a combination of $5.0 million from our Publishing Segment; $2.5 million from our Online Segment; and $1.3 million from our Entertainment Segment.

	Net Revenue

	Year Ended
	December 31,

	2001	2002

Publishing Segment	$49.9	$44.9
Online Segment	9.8	7.3
Entertainment Segment	2.9	1.6

	$62.6	$53.8

Publishing Segment

     The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenues, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold. Newsstand revenues decreased $2.9 million, from $31.0 in 2001 to $28.1 million in 2002. Newsstand sales have been adversely affected by the continued weakness in the economy and by the continued loss of newsstand distribution outlets due to the change in social climate towards men’s magazines, advances in electronic technology, including the proliferation of retail video outlets and the increased market share of cable television and the internet, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines. To attempt to offset this decline, we have implemented special marketing strategies aimed at developing new outlets for our magazines and rewarding growth in sales by distributors.

     Over the last several years, the number of newsstand copies of Penthouse magazine and the Affiliate Publications sold per issue has trended downward. From December 31, 1998 to December 31, 2002, Penthouse magazine and the Affiliate Publications domestic average monthly newsstand circulation decreased by 39%. We believe that the loss of several newsstand distribution outlets due to the change in the social climate towards men’s magazines, together with advances in electronic technology, as outlined above, as well as ongoing acquisitions and consolidations of companies in the magazine distribution industry have largely contributed to the overall decrease in circulation. Newsstand sales during 2001 and 2002 have also been negatively impacted by the economic recession that began in 2001 and the failure of the economy to make a significant recovery in 2002. We have raised the cover prices of the magazines and reduced production costs to partially offset the decline in newsstand circulation. We are attempting to increase newsstand sales though the use of special marketing strategies we have implemented aimed at developing new outlets for its magazines and rewarding growth in sales by distributors and the addition of extra issues of certain of our magazines. We employ a direct newsstand sales force to call on wholesalers and retailers to promote our magazines and to provide information back to our corporate office on the success of our marketing efforts. However due to the negative factors listed above and the current weakness of the economy that has resulted in an increase in the number of bankruptcies or near bankruptcies of companies within the magazine distribution system, the newsstand sales have fallen below that of the prior year. We believe that newsstand sales may recover somewhat during 2003 if the economy improves and our special marketing strategies are successful.

     Advertising revenue represented $1.0 million of the publishing segment revenue decrease, dropping from $8.3 million in 2001 to $7.3 million in 2002. This decrease is attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine and the Affiliate Publications and a decrease in the number of advertising pages sold in Penthouse magazine, partially offset by an increase in the number of advertising pages sold in the Affiliate Publications.

     The advertising revenues of Penthouse magazine and the Affiliate Publications have also declined over the past several years. The primary reason for the decrease in advertising revenue has been the decrease in the average monthly circulation of our magazines, which has the effect of decreasing advertising rates and making our magazines less attractive to advertisers. In addition, many advertisers scaled back advertising in Penthouse magazine during 2002 as a result of the continuing weakness in the economy and many cigarette companies have either suspended or scaled back advertising in magazines as a result of increased pressure from regulatory agencies and concerns over litigation against tobacco companies. However we were successful in increasing sales of the lower priced advertising pages offered by the Affiliate Publications during 2002, which became more attractive to advertisers who had smaller advertising budgets available and could not afford advertisements in Penthouse magazine. There has also been a steady decrease in pay-per-call advertising over the past several years as competition in the pay-per-call industry has caused rates per minute to decrease and as pay-per-call services have attracted less of an audience in recent years. Partially offsetting these negative factors has been an increase in demand for advertising for sexual enhancement products. We are also pursuing advertisers in many other industries in an attempt to improve our advertising revenue. We believe, however, that due to the above mentioned negative factors, 2003 advertising revenues will fall below 2002 revenue.

     Subscription revenue accounted for $0.6 million of the decrease in our publishing segment, decreasing from $7.3 million for the year ended December 31, 2001 to $6.7 million for the year ended December 31, 2002. The decrease is attributable to a decrease in the number of subscription copies sold per issue as a result of a decrease in the number of subscription acquisition direct mailings done in the current year, partially offset by a slight increase in the rate per copy sold.

     We have experienced a steady decline in the number of sales of subscription copies of Penthouse magazine and the Affiliate Publications over the past several years. We believe the reasons for the decrease are similar to the reasons for the declining newsstand sales, but has also resulted from increases in the subscription prices of the magazines and lowered discounts offered to subscription agents. We increased the subscription prices of the magazines and lowered discounts to subscription agents in order to increase the profitability of subscription sales. Subscription revenue also decreased in 2002 as a result of a decrease in the number of subscription acquisition direct mailings done in the current year. We are not planning to increase the subscription prices for the magazines in the near term and we plan to increase the number of subscription acquisition direct mailings in 2003. We therefore expect the number of subscribers to decline slightly in the first half of 2003 and then to begin to increase during the remainder of the year, as a result of the increase in the number of subscription acquisition direct mailings. However, the 11.6% increase in postal rates that went into effect in July 2002 is expected to reduce the profitability of subscription sales by approximately $350,000 on an annualized basis.

     Revenues from licensing of foreign editions were $2.1 million and $1.6 million for the year ended December 31, 2002 and 2001, respectively, a decrease of $0.5 million. The decrease in revenues in 2002 resulted when some of our licensees stopped publishing magazines in their respective markets.

     Until 2002, revenue from licensing of foreign editions had remained fairly stable for many years. While declining circulation in mens magazines around the world had resulted in lower royalty payments per licensee each year, we had been able to maintain our licensing revenue by adding new licensees to offset declining royalty payments. During 2002, our foreign edition licensing revenue declined when some of our licensees stopped publishing and we were unable to complete a sufficient number of new licensing agreements to replace the ones that were lost in these markets. The continuing weakness in the economy of most foreign countries during the year and the declining circulation of mens magazines have made it more difficult to find licensees willing to launch new publications. Despite the results for 2002, we expect revenue from foreign licensing to increase moderately in 2003 as a result of two new agreements with licensees that have been completed in 2003 and several others that are in the process of being negotiated. However this expectation is partially dependent on the strength of the economy in the foreign countries that we have existing and potential licensees in during 2003, which is uncertain at this time.

Online Segment

     Decreasing revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $2.0 million. The decrease in revenue resulted from a decrease in the average price of the memberships sold, partially offset by an increase in the number of new members. The number of members to our Internet Site has increased 4% over the past year. In October 2002, we increased the price of memberships to the Internet Site and eliminated some lower priced options in order to increase the average price paid for memberships going forward. We also redesigned the site to add more features and content to make it more appealing to members. These changes have helped to encourage members to retain their memberships for longer periods of time. In addition, we began accepting on-line electronic check payments in July 2002 as an additional method of payment and plan to enter into cross-marketing programs with other web sites to increase the amount of traffic coming to the Internet Site.

     Online advertising revenues from banners on the Internet Site decreased by $0.5 million during the year ending December 31, 2002. The decrease in advertising revenue is primarily attributable to the weakness in the U.S. economy during 2001 and 2002.

     Revenues from the online segment, which had declined during 2001, primarily as a result of the use of more aggressive credit card validation methods required to comply with Visa’s requirements, continued to decline in 2002 for the reasons stated above. We believe, however, that revenues from memberships will start to increase slightly in 2003 as a result of the changes we have made to the pricing structure, the cross-marketing programs we plan to enter into to bring traffic to the Internet Site and the redesign of the Internet Site that was made to retain members for longer periods of time, as stated above. However, the results will depend partially on the strength of the economy during 2003, which is uncertain at this time. We do not believe we will need to improve our validation methods any further to meet Visa’s requirements. However, Visa has the right to modify the maximum allowable chargeback level at any time. Should Visa decide to reduce the maximum chargeback level, we may need to intensify our validation methods further to meet the new requirements, which would result in a decrease in the number of customers who would be accepted as members of the Internet Site. MasterCard recently established its own regulations for maximum chargeback and refund levels that went into effect in April 2002. Our chargeback and refund levels have remained well within those required by the new MasterCard regulations and these new regulations have had no material effect on the sales of memberships to the Internet Site. There is also the possibility that one or more of the credit card companies may decide to stop processing adult on-line internet transactions altogether, which most likely would result in a decrease in online revenues. We believe that revenue from advertising banners in the Internet Site for the year 2003 will be consistent with 2002. Revenues from the online store in 2003 are also expected to remain fairly consistent with that of 2002.

Entertainment Segment

     The decrease in revenue in the entertainment segment was primarily due to our video business. Revenues of the video business were $2.1 million for the year ended December 31, 2001 compared to $1.0 million for the year ended December 31, 2002, a decrease of $1.1 million. Revenues for the year ended December 31, 2002 were lower due to sales in the prior year from a series of movies produced under a joint venture agreement, revenue in the prior year from several foreign licensing agreements which were not renewed in the current year and sales in the prior year of several re-released catalog titles. The amount of video business revenues earned in each period varies with the timing of new contracts for the production and distribution of movies.

     Revenues from the Company’s pay-per-call business were $0.7 million and $0.6 million for the years ended December 31, 2001 and 2002,respectively, a decrease of $0.1 million. Revenues for the year ended December 31, 2002 were lower due to lower billable minutes.

     Revenues from the Entertainment Segment have been declining over the past few years as a result of a steady decrease in demand for pay-per-call services. Our video business revenues for the year ended December 31, 2002 have decreased over the prior year, for the reasons stated above. We are in the process of establishing new business relationships to increase our video business revenue for 2003 and thereafter. However results for 2003 will depend on how quickly we are able to reach agreements with prospective partners in producing and distributing the movies and the timing of the movie releases.

Publishing – production, distribution and editorial

     Publishing-production, distribution and editorial expenses were $24.2 million and $21.6 million for the year ended December 31, 2001 and 2002, respectively, a decrease of $2.6 million.

     Paper costs were $8.5 million and $7.4 million for the years ended December 31, 2001 and 2002, respectively, representing $1.1 million of the decrease. Printing costs were $8.7 million for the year ended December 31, 2001, compared to $7.8 million for the year ended December 31, 2002, representing $0.9 million of the decrease. These decreases are primarily the result of negotiating reductions in the price of paper and printing costs, by changing the grades of paper used to produce the magazines and by changing their design to improve production efficiencies, partially offset by an increase in the number of copies printed as a result of an additional issue of Penthouse magazine and two additional issues of Girls of Penthouse magazine during the year ended December 31, 2002.

     Distribution costs were $4.2 million and $3.7 million for the year ended December 31, 2001 and 2002, respectively, a decrease of $0.5 million.

     Editorial costs were $2.9 million and $2.8 million for the year ended December 31, 2001 and 2002, respectively, a decrease of $0.1 million.

     We have been steadily reducing our publishing-production, distribution and editorial expenses over the past several years by reducing the number of copies printed, reducing the number of pages per issue, negotiating reductions in paper and printing costs, changing the grades of paper used to produce the magazines and changing their design to improve production efficiencies. We expect these expenses to remain about the same in 2003 as a result of the offsetting effect of cost reductions from further reductions in the number of copies printed and increases in printing costs as a result of increases for inflation contained in contracts with our printers. Printing costs are expected to increase in 2003 primarily as a result of recent increases in the cost of petroleum that are expected to cause increases in the cost of energy, transportation and certain petroleum based products that are used in the printing process such as ink. Paper manufacturers are also expected to attempt to pass on some of their increased energy and transportation costs in the form of price increases, however they may be unsuccessful as a result of the current weak demand for paper. Paper prices tend to be volatile and a large increase in prices could have a material adverse affect on our cash flows and profitability.

Online – direct costs

     Direct costs for the online segment were $0.4 million and $0.1 million for the year ended December 31, 2001 and 2002, respectively, a decrease of $0.3 million. The decrease is primarily attributable to a decrease in fees paid to content providers of $0.2 million and a decrease in expenditures for content purchased for the Internet Site of $0.1 million for the year ended December 31, 2002. Direct costs are expected to increase at about the same rate as inflation in future years.

Entertainment – direct costs

     Entertainment direct costs were $0.6 million for both the year ended December 31, 2001 and 2002. Direct costs for 2003 are expected to increase due to increased levels of production of films and the rate of inflation.

Selling, general and administrative

     Selling, general and administrative expense was $25.5 million for the year ended December 31, 2001, compared to $22.1 million for the year ended December 31, 2002, a decrease of $3.4 million. The decrease is primarily due to a decrease in salaries and benefits of $3.0 million, subscription acquisition expenses of $0.5 million, professional fees of $0.3 million, commissions expenses of $0.2 million, rent of $0.1 million, advertising expenses of $0.1 million and bank charges of $0.1 million, offset by increased legal fees of $0.7 million, increased insurance expenses of $0.1 million and increased data processing fees of $0.1 million.

     Selling, general and administrative expenses for the Publishing Segment were $10.9 million for the year ended December 31, 2001, compared to $9.0 million for the year ended December 31, 2002, a decrease of $1.9 million. The decrease is primarily due to a decrease in salaries and benefits of $1.2 million, subscription expense of $0.5 million, commission expense of $0.1 million and rent expense of $0.1 million during the year ended December 31, 2002.

     Selling general and administrative expenses for the online segment were $3.5 million for the year ended December 31, 2001, compared to $3.0 million for the year ended December 31, 2002, a decrease of $0.5 million. The decrease is primarily attributable to a decrease in salaries and benefits of $0.4 million, advertising expense of $0.1 million and bank charges of $0.1 million, partially offset by increased data processing fees of $0.1 million during the year ended December 31, 2002.

     Selling, general and administrative expenses for the entertainment segment were $0.7 million and $0.3 million for the years ended December 31, 2001 and December 31, 2002, respectively, a decrease of $0.4 million. The decrease is primarily attributable to decreased salary and benefits expense of $0.2 million, commissions of $0.1 million and professional fees of $0.1 million during the year ended December 31, 2002.

     Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $10.4 million for the year ended December 31, 2001, compared to $9.8 million for the year ended December 31, 2002, a decrease of $0.6 million. This decrease is primarily attributable to decreased salaries and benefits of $1.2 million and professional fees of $0.2 million, partially offset by an increase in legal expenses of $0.7 million and insurance expenses of $0.1 million for the year ended December 31, 2002.

     In future years we expect selling, general and administrative expenses to increase at about the same rate as inflation.

Bad debts expense

     Bad debt expense was $3.3 million for the year ended December 31, 2001, compared to $0.4 million for the year ended December 31, 2002, a decrease of $2.9 million. The decrease is primarily attributable to the recording of reserves in the prior year of $1.1 million against an unsecured loan receivable from an entity which is owned by GMI’s principal shareholder, a reserve against the amount due from GMI and the Other GMI subsidiaries of $0.8 million, a reserve of $0.5 million related to receivables from subscription agents, a reserve of $0.4 million related to receivables from KC Publishing, Inc, a company owned by a former President and Chief Operating Officer of the Company and a reserve of $0.2 million related to video receivables, as well as a decrease in reserves for advertising accounts receivable of $0.1 millon in the current year. This was partially offset by additional reserves against the amount due from GMI and the Other GMI subsidiaries of $0.2 million during the year ended December 31, 2002. We established these reserves because collectibility of these amounts was not assured.

Rent expense from affiliated companies

     Rent expense from affiliated companies represents charges from an affiliated company for our use of the affiliate’s facilities. The charge is based upon our proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.6 million for both the years ended December 31, 2001 and 2002.

Depreciation and amortization

     Depreciation and amortization expense was $0.6 million for the year ended December 31, 2001, compared to $0.5 million for the year ended December 31, 2002, a decrease of $0.1 million. The decrease is due to reduced spending on capital expenditures over recent years resulting in a corresponding decrease in depreciation expense.

Income from operations

     As a result of the above discussed factors, income from operations was $7.3 million and $7.8 million for the year ended December 31, 2001 and 2002, respectively, an increase of $0.5 million.

Debt restructuring expenses

     For the year ended December 31, 2001 we recognized $9.6 million in debt restructuring expenses related to the refinancing of our Series C Notes on March 29, 2001 (see Note 9 of the Notes To Consolidated Financial Statements).

Interest expense

     Interest expense was $8.0 million for the year ended December 31, 2001, compared to $7.3 million for the year ended December 31, 2002, a decrease of $0.7 million. This decrease is due to a decrease in the total outstanding principal amount of our Series C Notes.

Interest income

     Interest income was $0.3 million for the year ended December 31, 2001, compared to $0.1 million for the year ended December 31, 2002, a decrease of $0.2 million. The decrease is due to a decrease in the amount of cash available for investment during the current year.

Gain of sale of officer’s life insurance

     For the year ended December 31, 2002 we recognized a gain of $0.8 million on the sale of certain insurance polices on the life of our principal shareholder.

Gain on sale of art

     For the year ended December 31, 2002 we recognized a gain of $0.1 million on the sale of a certain work of art.

Income before the provision for income taxes

     As a result of the above discussed factors, loss before income tax expense (benefit) for the year ended December 31, 2001 was $10.0 million, compared to income before income tax expense (benefit) of $1.6 million for the year ended December 31, 2002.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Revenues

     Our net revenues were $72.3 million for the year ended December 31, 2000, compared to revenues of $62.6 million for the year ended December 31, 2001, a decrease of $9.7 million. This decrease was a combination of $6.3 million from our Publishing Segment; $3.0 million from our Online Segment; and $0.4 million from our Entertainment Segment.

	Net Revenue

	Year Ended
	December 31,

	2000	2001

Publishing Segment	$56.2	$49.9
Online Segment	12.8	9.8
Entertainment Segment	3.3	2.9

	$72.3	$62.6

Publishing Segment

     The decrease in revenue in the publishing segment was primarily attributable to a decrease in Newsstand revenue, as a result of a decrease in the number of copies of Penthouse magazine and the Affiliate Publications sold, partially offset by an increase in the cover price of Penthouse, Penthouse Letters and Variations magazines. Newsstand revenues decreased $5.5 million, from $36.5 in 2000 to $31.0 million in 2001. Of this decrease, $0.4 million is due to the suspension of publication of Power Magazine. Newsstand sales have been adversely affected by the weakness in the economy in 2001 and by the ongoing consolidations of companies within the magazine distribution industry which have for several years resulted in a reduction in the number of outlets carrying our magazines.

     Advertising revenues from Mens Magazines were $8.8 million and $8.3 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.5 million. The decrease in advertising revenue is primarily attributable to a decrease in the average rate per page of advertising pages sold in Penthouse magazine, partially offset by an increase in the number of advertising pages sold in this publication.

     Advertising revenues for Power Magazine were $0.7 million for the year ended December 31, 2000. Publication of Power Magazine was suspended after the November 2000 issue.

     Subscription revenues were $6.9 million and $7.3 million for the year ended December 31, 2000 and 2001, respectively, an increase of $0.4 million. The increase is due to an increase in the net revenue per copy sold of the Penthouse magazine, partially offset by a decrease in the number of subscription copies sold of Penthouse magazine and the Affiliate Publications. In the third quarter of 1999, the Company increased the subscription price for Penthouse magazine and reduced discounts offered to its subscription agents to improve the profitability of subscriptions sold. This change has had the effect of increasing the net revenue per copy for subscriptions as old subscriptions expire and they are replaced by new subscriptions sold at the increased rate. This increase has been partially offset by a decrease in the number of subscription copies sold during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     Revenues from licensing of foreign editions were $2.1 million for both the years ended December 31, 2000 and 2001, respectively.

Online Segment

     Revenues for the online segment were $12.8 million and $9.8 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $3.0 million. Decreasing revenue in the online segment is primarily attributable to a decrease in revenue from the sale of memberships to the Internet Site of $3.4 million, partially offset by an increase in advertising revenues from banners in the Internet Site of $0.1 million and online store revenue of $0.3 million during the year ending December 31, 2001. We experienced a decline in new members due to weakness in the U.S. economy during the year ended December 31, 2001 and due to our use of more aggressive credit card validation methods in order to comply with Visa’s more stringent requirements regarding chargeback levels.

Entertainment Segment

     Revenues for the Entertainment Segment were $3.3 million and $2.9 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.4 million.

     The decrease in revenue in the entertainment segment was primarily due to our pay-per-call business. Revenues from our pay-per-call business were $1.0 million and $0.7 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.3 million. Revenues for the year ended December 31, 2001 were lower due to lower billable minutes

     Revenues from our video business were $2.2 million and $2.1 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.1 million. Revenues for the year ended December 31, 2001 were lower because the company re-released many of its older movies on DVD format during the prior year causing sales to be higher during the prior period.

Publishing – production, distribution and editorial

     Publishing-production, distribution and editorial expenses were $29.6 million and $24.2 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $5.4 million. $1.3 million of this decrease is attributable to the suspension of publication of Power Magazine.

     For the remaining magazines, paper costs were $11.3 million and $8.4 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $2.9 million. Print costs were $9.5 million for the year ended December 31, 2000, compared to $8.7 million for the year ended December 31, 2001, a decrease of $0.8 million. The decreases are due primarily to a decrease in the number of copies printed, a decrease in the price of paper, and a decrease in the number of pages per issue, partially offset by paper and printing costs for two additional issues of Girls of Penthouse in 2001 and increased printing costs due to price increases for inflation contained in our contracts with printers.

     Distribution costs were $4.2 million for both the years ended December 31, 2000 and 2001.

     Editorial costs were $3.3 million and $2.9 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.4 million.

Online – direct costs

     Direct costs for the online segment were $0.6 million and $0.4 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $0.2 million. The decrease is primarily attributable to a decrease in fees paid to content providers for the year ended December 31, 2001.

Entertainment – direct costs

     Entertainment – direct costs were $0.6 million for both the year ended December 31, 2000 and 2001.

Selling, general and administrative

     Selling, general and administrative expense was $27.8 million for the year ended December 31, 2000, compared to $25.5 million for the year ended December 31, 2001, a decrease of $2.3 million. $0.6 million of this decrease is attributable to Power magazine, which suspended publication after the November 2000 issue. The remaining decrease of $1.7 million is primarily due to a decrease in salaries and benefits of $1.6 million, bank charges of $0.8 million, legal fees of $0.6 million, consulting expenses of $0.1 million, travel expenses of $0.1 million, promotional expenses of $0.1 million and rent expenses of $0.1 million, partially offset by increased subscription acquisition costs of $1.1 million, insurance expenses of $0.3 million, fulfillment expenses of $0.1 million, commercial rent taxes of $0.1 million and promotions expense of $0.1 million during the year ended December 31, 2001.

     Selling, general and administrative expenses for the Publishing Segment were $11.0 million for the year ended December 31, 2000, compared to $10.9 million for the year ended December 31, 2001, a decrease of $0.1 million. $1.0 million of this decrease was due to a reduction in salaries and benefits expenses and $0.6 million of the decrease was attributable to Power Magazine, which suspended publication with the November 2000 issue. These decreases were partially offset by increased subscription acquisition costs of $1.1 million, consulting expense of $0.1 million, fulfillment expense of $0.1 million, commercial rent taxes of $0.1 million and promotions expense of $0.1 million during the year ended December 31, 2001.

     Selling general and administrative expenses for the online segment were $4.0 million for the year ended December 31, 2000, compared to $3.4 million for the year ended December 31, 2001, a decrease of $0.6 million. The decrease is primarily attributable to a decrease in bank charges of $0.8 million and consulting fees of $0.2 million, partially offset by increased salaries and benefits of $0.4 million during the year ended December 31, 2001.

     Selling, general and administrative expenses for the entertainment segment were $0.8 million and $0.7 million for the year ended December 31, 2000 and December 31, 2001, respectively, a decrease of $0.1 million. The decrease is primarily attributable to decreased salary and benefits expense during the year ended December 31, 2001.

     Included in selling, general and administrative expenses are corporate administrative expenses which includes executive, legal, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices and various other expenses. Corporate administrative expenses were $11.9 million for the year ended December 31, 2000, compared to $10.4 million for the year ended December 31, 2001, a decrease of $1.5 million. This decrease is primarily attributable to decreased salaries and benefits of $0.9 million, legal fees of $0.6 million, travel expenses of $0.1 million, rent of $0.1 million and promotional expenses of $0.1 million, partially offset by increased insurance expense of $0.3 million.

Bad debts expense

     Bad debt expense was $0.6 million for the year ended December 31, 2000, compared to $3.3 million for the year ended December 31, 2001, an increase of $2.7 million. The increase is primarily attributable to the recording of a reserves of $1.1 million against an unsecured loan receivable from an entity which is owned by GMI’s principal shareholder, a reserve against the amount due from GMI and the Other GMI subsidiaries of $0.8 million, increased reserves of $0.3 million related to receivables from subscription agents, a reserve of $0.4 million related to receivables from KC Publishing, Inc, a company owned by a former President and Chief Operating Officer of the Company and reserves of $0.2 million related to video receivables, partially offset by a decrease in reserves for advertising accounts receivable of $0.1 million during the year ended December 31, 2001. We established these reserves because collectibility of these amounts was not assured.

Rent expense from affiliated company

     Rent expense from affiliated company represents charges from an affiliated company for our use of the affiliate’s facilities. The charge is based upon the Company’s proportionate share of the operating expenses of such facilities. Rent expense from affiliated companies was $0.5 million and $0.6 million for the years ended December 31, 2000 and 2001, respectively.

Depreciation and amortization

     Depreciation and amortization expense was $0.7 million for the year ended December 31, 2000, compared to $0.6 million for the year ended December 31, 2001, a decrease of $0.1 million. The decrease is due to reduced spending on capital expenditures over recent years resulting in a corresponding decrease in depreciation expense

Income from operations

     As a result of the above discussed factors, income from operations was $11.8 million and $7.3 million for the year ended December 31, 2000 and 2001, respectively, a decrease of $4.5 million.

Debt restructuring expenses

     For the year ended December 31, 2001 we recognized $9.6 million in debt restructuring expenses related to the refinancing of our Series C Notes on March 29, 2001 (see Note 9 of the Notes To Condensed Consolidated Financial Statements).

Interest expense

     Interest expense was $6.9 million for the year ended December 31, 2000, compared to $8.0 million for the year ended December 31, 2001, an increase of $1.1 million. The increase is primarily due to an increase in the interest rate paid on our Series C Notes as a result of the refinancing of the Notes. The interest rate on the Series C Notes issued on March 29, 2001 is 15% compared to an interest rate of 10-5/8% on the Notes which were retired on that date. The new rate went into effect on January 1, 2001. Included in interest expense for the year ended December 31, 2000 are amortized debt issuance costs and discounts of $0.9 million.

Interest income

     Interest income was $0.5 million for the year ended December 31, 2000, compared to $0.3 million for the year ended December 31, 2001, a decrease of $0.2 million. The decrease is due to a decrease in the amount of cash available for investment during the current year.

Income before the provision for income taxes

     As a result of the above discussed factors, income before income tax expense (benefit) for the year ended December 31, 2000 was $5.5 million, compared to a loss before income tax expense (benefit) of $10.0 million for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had $2.4 million in cash and cash equivalents, as compared to $0.2 million at December 31, 2002, a decrease of $2.2 million during the year ended December 31, 2002. The decrease was due to the use of $1.2 million in operating activities and mandatory principal payments for our Series C Notes of $5.9 million. This was offset in part by a net decrease in advances from affiliated companies of $2.3 million, the collection of $1.0 million of loans receivable from the principal shareholder that arose in prior periods, the receipt of $0.9 million from the sale of life insurance policies (the “Policies”) on the life of the principal shareholder and the receipt of $0.6 million from the sale of a work of art. In January 2003, we received $1.0 million from GMI as a partial repayment of the balance due from affiliated companies. At December 31, 2002, our current liabilities exceeded current assets by $58.4 million.

     In addition to the principal and interest payments made in January 2003, General Media’s Series C Notes require interest payments of approximately $5.9 million and principal payments of $6.5 million during the year ended December 31, 2003. We do not believe we can generate sufficient funds from operations to make all of these required payments. In the event we are unable to make these payments, the trustee under the (“Indenture”), in addition to other actions, could assume control over General Media and substantially all of our assets including our registered trademarks. We are seeking other sources of financing to replace our current debt arrangements. There can be no assurance that we will be successful in obtaining other sources of financing

     We took the following actions during 2002 to attempt to improve our profitability and cash flow:

•	On February 28, 2002, the Company reduced its workforce by 38 employees (25% of total workforce). This action reduced the amount of cash required for salary and benefit expenses by approximately $1.6 million during 2002 and is expected to save $2.1 million on an annualized basis thereafter.

•	We reduced the production and distribution costs of our magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on our magazines, and by changing their design to improve production efficiencies, thereby saving approximately $1.9 million in cash during 2002.

•	We reduced the amount of cash expended to promote subscriptions and reduced the amount of cash expended on other selling, general and administrative expenses by approximately $1.4 million for 2002.

•	We delayed employee salary increases for five months during 2002. This action saved us approximately $70,000 in 2002.

     The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, to attempt to improve its cash flow:

•	The Company is expanding the licensing of its trademarks to more adult entertainment clubs.

•	The Company has entered into a new cruise ship on demand pay-per-view license agreement to improve the revenue generated by its movies.

•	The Company is exploring the possibility of expanding the licensing of its trademarks to different industries and establishing partnerships with other companies to produce a larger number of movies.

•	The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the internet.

     Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, we are contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that we will be able to achieve such a result.

Cash flows from operating activities

     Net cash provided by operating activities was $4.1 million for the year ended December 31, 2001, compared to net cash used in operating activities of $1.2 million for the year ended December 31, 2002. The primary reason for the change in cash flow from operating activities for the year ended December 31, 2002 was the net income for the year adjusted by a gain on the sale of life insurance policies, a gain on the sale of a work of art and depreciation, as well as a significant decrease in accounts payable due to the timing of payments to vendors and decreases in deferred revenues during the year ended December 31, 2002. This was partially offset by decreases in inventories, receivables, spending on subscription acquisition drives and a reduction in receivables from affiliated companies. The net cash provided by operating activities for the year ended December 31, 2001, was derived by adjusting the net loss for the period by the effect of restructuring expenses, bad debts and depreciation, as well as a decrease in inventories and accounts receivable from our newsstand distributor. This was partially offset by increased spending on subscription acquisition drives and increased payments of interest on the Senior Secured Notes during the year ended December 31, 2001.

Cash flows from investing activities

     Cash flows used in investing activities were $0.1 million for the year ended December 31, 2001, compared to cash flows provided by investing activities of $1.5 million for the year ended December 31, 2002. The cash provided by investing activities for the year ended December 31, 2002 was the result of the sale of insurance policies on the life of the principal shareholder for $0.9 million and the sale of a work of art for $0.6 million. The cash used in investing activities for the year ended December 31, 2001 was the result of capital expenditures made during that period.

Cash flows from financing activities

     Cash flows used in financing activities were $8.0 million for the year ended December 31, 2001, compared to cash flows used in financing activities of $2.6 million for the year ended December 31, 2002. Cash used in financing activities for the year ended December 31, 2002 was the result of payments of $5.9 million in mandatory principal payments for its Series C Notes, partially offset by repayments of $2.3 million from GMI and $1.0 million in cash received against a loan from the principal shareholder. Cash used in financing activities for the year ended December 31, 2001 was primarily the result of the payment of debt issuance costs of $2.0 million related to the refinancing our Series C Notes (See Notes 5 and 6 of the Notes To Consolidated Financial Statements), advances of $3.2 million to GMI and the repayment of $2.9 million of principal amount of the Notes, during the year ended December 31, 2001.

     Affiliated company advances at December 31, 2002 decreased $2.3 million from December 31, 2001. These balances regularly result from the effect of certain cost sharing and expense allocation agreements with GMI and its subsidiaries, whereby certain costs, such as shared corporate salaries and overhead, are paid by us and a portion is charged to GMI and its subsidiaries as incurred. These charges generally result in amounts due to General Media, and are to be repaid sixty days after the end of each quarter in accordance with the terms of an expense sharing agreement. The expense sharing agreement will need to be modified as a result of changes in provisions of the Indenture specified in the Third Supplemental Indentures which established limits for the amounts of payments on behalf of Robert C Guccione and his Affiliates, but did not specify dates for repayment. These changes have the effect of permitting an increase in amounts that may be due from affiliates. General Media intends to amend the expense sharing agreement in the near future to match those specified in the new provisions of the Indenture. The ability of General Media to realize repayment of its advance is dependent upon the success of GMI in refinancing its existing debt obligations, most of which are currently in default. At December 31, 2001, we had a loan receivable from the principal shareholder of GMI of $1.0 million. The principal shareholder repaid $529,000 and $471,000 of this loan in April and May 2002, respectively.

DEBT

     The Company’s debt includes Series C Senior Secured Notes, which are collateralized by substantially all of our assets. The Series C Notes, which bear interest at a rate of 15% per annum, have a maturity date of March 29, 2004. As of December 31, 2002, General Media’s unpaid principal balance on the Series C Notes was approximately $43.1 million.

     The Series C Notes require amortization payments of $6.5 million during the calendar year 2003, with the balance of $35.3 million due in 2004. In addition, further amortization equal to 50% of excess cash flow in each year is required, as well as any proceeds from the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and any proceeds to us from certain insurance policies on the life of the principal shareholder. We made amortization payments of $5.9 million during the year ended December 31, 2002, which included $0.9 million of proceeds from the sale of the Policies (See Note 7 of the Notes to Consolidated Financial Statements) and $0.6 million of proceeds from the sale of a work of art (See Note 8 of the Notes to Consolidated Financial Statements).

     The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that continue to the new maturity date, which, among other things, (i) restrict our ability to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require us to maintain a consolidated tangible net worth deficiency of no greater than $81.6 million, and (iii) restrict our ability to pay dividends unless certain financial performance tests are met. Our subsidiaries, which are guarantors of the Series C Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of General Media and its subsidiaries to incur additional debt is severely limited by such covenants.

     The Indenture was amended in conjunction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional “Change of Control” events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, “Owner Payments”, and to require Noteholder consent to entering into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $0.5 million. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in the proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to us from certain insurance policies on the life of our principal beneficial owner.

     As of December 31, 2002, we were in compliance with all Indenture covenants. However, as of December 31, 2002 we had not made a required principal payment of $1.3 million and a required interest payment of $1.6 million, both due by that date. During January 2002, we received $1.0 million from GMI as a repayment of amounts due us by affiliated companies. These funds, along with $1.9 million of other available cash from operations, were used by us in January 2003 to make the required principal and interest payments within the applicable grace periods allowed for by the Indenture. The Company was required to make a principal payment of $2.0 million and an interest payment of $1.6 million on March 31, 2003. The principal and interest payments were not made by March 31, 2003. On April 14, 2003 a notice of event of default was issued by the Indenture Trustee. On April 15 and 16, 2003, the Company transferred additional funds (including $0.2 million made available through the repayment of an intercompany balance from GMI) and has fully paid the $2.0 million principal amount. The Company had until April 30, 2003 (30 day grace period) to make the interest payment, but was unable to do so. Accordingly, the underlying debt has been classified in the accompanying balance sheet as a current liability.

     On August 1, 2002, General Media and the Holders entered into a Third Supplemental Indenture to amend the “Change of Control” events in the Indenture to add further restrictions on the amount of “Owner Payments”; to substitute John Orlando for John Prebich in the “Change of Control” provision; and to require that new financial covenants (the “Financial Covenants”) be added that require us to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance reasonably satisfactory to the Holders. In addition we agreed to allow the Holders to audit the books and records of General Media and the payroll records of General Media and GMI and to pay all the legal fees, cost and expenses, and audit fees (collectively the “Amendment Expenses”) related to the agreement. We recorded $0.1 million of Amendment Expenses during the year ended December 31, 2002. In July 2002, we also paid $0.1 million to the Holders as a deposit against Amendment Expenses expected to be incurred by the Holders in completing the further amendments to the Indenture required to incorporate the accepted business plan into the financial covenants. In exchange for these amendments the Holders agreed to waive their prior contention that a “Change of Control” event had occurred with respect to the termination of John Prebich, one of our former President and Chief Operating Officer’s.

     The Indenture requires that General Media hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, our last President and Chief Operating Officer, to avoid a deemed “Change of Control” which in turn requires that an offer to purchase be made by the Company to all Holders. On January 14, 2003, John Orlando was terminated. On March 28, 2003 a replacement President and Chief Operating Officer was proposed to the majority of the Holders for approval within the ninety day period and we are waiting for their response.

     On September 13, 2002, we submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified us that they had accepted the business plan effective October 4, 2002. On November 12, 2002 , General Media and the Holders entered into the Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture. As of December 31, 2002, we were in compliance with all the Financial Covenants. There can be no assurance that General Media will be successful in negotiating further amendments of or extensions to the Indenture on favorable terms, or at all.

FINANCING FROM OR TO RELATED PARTY.

     GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various activities related to General Media, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among General Media, GMI and a GMI subsidiary, we reimbursed GMI in the amounts of approximately $0.5 million in 2000, and $0.6 million in both 2001 and 2002, for the use of the Townhouse for our purposes. See “Compensation Committee Interlock and Insider Participation in Compensation Decisions.”

     The Properties and Salary Allocation Agreement also provides that the salary of Mr. Guccione is determined and paid by GMI. Pursuant to this agreement, we reimburse GMI for a portion of such salary based upon an allocation of the relative business time spent by Mr. Guccione on GMI related business and on General Media related business. In 2000, 2001 and 2002, we reimbursed GMI in the amounts of approximately $1.9 million, $1.3 million and $0.4 million, respectively, for the allocable amount of Mr. Guccione’s salary.

     General Media, GMI and the Other GMI Subsidiaries also have entered into an Expense Allocation Agreement, which sets forth the methodology for allocating common expenses among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for our principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione), data processing, accounting, production and sales support and administrative personnel. We pay such combined expenses and allocate to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of General Media solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 2001 and 2002 was $3.8 million and $1.3 million, respectively. We advanced $2.9 million and $3.2 million to GMI and the other GMI subsidiaries in 2000 and 2001, respectively and was repaid $2.3 million in 2002. In 2001 and 2002, we established a reserves of $0.8 and $0.2 million, respectively, against the amount due from GMI and the Other GMI Subsidiaries as collectability is not fully assured. On March 27, 2000, we received a payment of approximately $0.8 million toward this balance through the transfer of the outstanding stock of a subsidiary of GMI.

     In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from NTS, a company that had simultaneously entered into an agreement with us to provide services for our pay-per-call business. The loan was in consideration of Mr. Guccione personally guaranteeing all our material obligations under the agreement. Mr. Guccione defaulted on this loan when it became due upon the refinancing of our Senior B Notes in March 2001. As provided in the agreement, NTS began to apply payments due us on its pay-per-call services to the loan. At December 31, 2002, the remaining principal balance of the loan and unpaid interest thereon amounted to $434,000. Pursuant to a modification and extension agreement entered into in October 2002, NTS agreed to limit the amount of payments applied to the loan to $50,000 and to settle all disputes and issues between General Media and NTS in exchange for an extension of the agreement to March 31, 2006.

     At December 31, 2001, the Company had a $1.0 million loan receivable from Mr. Guccione, pursuant to a promissory note which was repaid in 2002.

     At December 31, 2002, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione, which has been fully reserved as collectability is not assured.

     At December 31, 2002, the Company had $0.4 million of receivables from KC Publishing, Inc., a company owned by a former President and Chief Operating Officer of the Company. The Company has established a full reserve against these receivables as collectibility is not assured.

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

a.	Revenue Recognition – Sales of magazines for retail distribution are recorded on the on-sale date of each issue based on an estimate of the revenue for each issue of the magazine, net of estimated returns. These estimates are based upon several factors, including but not limited to historical trends, days on sale and special editorial or pictorial content. Estimated revenues are adjusted to actual revenues as actual sales information becomes available. Actual sales information generally becomes available ninety days after the on-sale date for U.S. and Canadian sales and final settlement occurs one hundred and eighty days after the off-sale date for U.S., Canadian and international sales.

Advances in the amounts of $1.0 million and $3.0 million relating to two distribution agreements for our magazines are being recognized as revenue on a straight-line basis over the ten year terms of each of the related contracts. An advance in the amount of $0.9 million relating to a licensing agreement for domestic sales of our digital video disc versions of our video products is being recognized as revenue on a straight line basis over the seven year term of the agreement.

b.	Retail Display Allowances – Retail display allowances are payments made to convenience stores, bookstores and newsstands as an incentive to handle and sell magazines. The formula used to calculate the allowance is negotiated on an individual basis with each outlet owner and varies accordingly. However each formula is based on a combination of a percentage of sales dollars and an amount per copy sold. Accruals for retail display allowances are recorded as a reduction of newsstand revenues on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available the accruals are adjusted accordingly.

c.	Taxes – In preparing our financial statements we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our taxable loss in the current year and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance.

GMI, General Media and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal, state and local income tax returns so long as permitted by the relevant tax authorities. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses (“NOLs”) between General Media, GMI and the Other GMI Subsidiaries. We, however, are not required to pay income or franchise taxes (except certain alternative taxes) to the extent that we can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. Prior to 2000, we were not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities. In addition, the Tax Sharing Agreement provides that GMI and the other GMI Subsidiaries indemnify us from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

d.	Other Loss Reserves – We have other loss exposures, such as accounts receivable reserves and reserves for refunds that would be required if we do not attain circulation levels stipulated in contracts with advertisers. Establishing allowances for doubtful accounts and loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and the ultimate liability. We estimate losses using consistent and appropriate methods; however, changes to our assumptions could materially affect our estimate of allowances and losses. Where available we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

Impact Of Recently Issued Accounting Pronouncements

     Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Beginning January 2002 we adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on General Media of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of approximately $3.0 million for the year ended December 31, 2002. The net revenue and the selling, general and administrative expenses of the publishing segment for the years ended December 31, 2000 and 2001 have been reduced by approximately $2.8 million and $3.7 million, respectively, to conform to the December 31, 2002 presentation.

     In April 2002, the FASB issued SFAS 145, which rescinded certain prior FASB statements, amended a FASB statement and made technical corrections to a number of prior pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

     In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions”. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The statement amends SFAS 123, “Accounting for Stock-Based Compensation”, and is effective for fiscal years ending after December 15, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

Selected Quarterly Data

     The following table sets forth our selected quarterly for the years ending December 31, 2002 and 2001.

	Quarter Ended

	(in thousands)
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

	(unaudited)
Revenues	$14,208	$16,074	$11,838	$11,718
Income from operations	1,591	3,524	304	2,403
Net income (loss)	(319)	2,502	(1,477)	852

	Quarter Ended
	(in thousands)
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(unaudited)
Revenues	$17,023	$16,175	$13,863	$15,543
Income from operations	3,241	2,970	859	257
Net income (loss)	(8,689)	2,183	(758)	(2,644)

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

     We are exposed to market risk from changes in interest rates. Management does not believe that it has any foreign currency rate risk.

     Interest Rates Risks

     As of December 31, 2000, we had debt of $52.0 million with a fixed rate of 10 5/8%. On March 29, 2001 we exchanged $51.5 million of this debt for new debt with a fixed rate of 15% and retired $0.5 million of the debt. In July, October and December 2001, we retired $0.7 million, $1.1 million and $0.7 million of the new debt, respectively in accordance with the requirements of the Series C Notes. In April, May, July, October and December 2002, we retired new debt of $1.3 million, $ 0.9 million, $1.3 million, $1.9 million and $0.5 million of the new debt in accordance with the requirements of the Series C Notes. We are subject to market risk based on potential fluctuations in current interest rates.

     Foreign-Exchange Rate Risk

     We do not believe we have exposure to foreign exchange rate risk because all of our financial instruments are denominated in U.S. dollars.

Item 8. Financial Statements And Supplementary Data.

     See page F-1 for an index to the Consolidated Financial Statements.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

     On January 22, 2003, Grant Thornton LLP (“GT”) resigned as the Registrant’s independent auditors and on January 28, 2003 General Media engaged Eisner LLP as the Registrant’s independent auditors for the fiscal year ended December 31, 2002.

     The reports of GT on the Registrant’s consolidated financial statements as of and for the two years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and the report for the year ended December 31, 2000 did not contain a qualified opinion. However GT’s report for the year ended December 31, 2001 contained a reference to the uncertainty regarding the Company’s ability to generate sufficient funds from operations to make all the mandatory payments required by its Series C Notes and the Company’s ability to continue as a going concern as described in Note 2 to the Registrant’s financial statements for such fiscal year. This uncertainty was also reported in Note 1 to the Registrant’s condensed consolidated financial statements for the interim periods March 31, 2002, June 30, 2002 and September 30, 2002.

     During the Registrant’s two most recent fiscal years ended December 31, 2002 and in the interim period from January 1, 2003 to January 22, 2003 there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GT, would have caused them to make reference thereto in their report on the Registrant’s financial statements.

     During the Registrant’s two most recent fiscal years ended December 31, 2002 and the interim period from January 1, 2003 to January 22, 2003 there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

PART III

Item 10. Directors And Executive Officers Of The Registrant.

     Our directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. The executive officers serve at the discretion of the Board of Directors in the absence of employment agreements. The following information is submitted with respect to each of our directors and executive officers at March 28, 2003.

		Positions Presently Held with the	Date Elected as	Date Elected to
Name	Age	Registrant	Director	Present Office

Robert C. Guccione	72	Director, Chairman of the Board, Publisher, Chief Executive Officer	1993	1993
Tonina Biggs Andrews	53	Director, Assistant Secretary	2002	2002
Stephen R. Gross	55	President, Chief Operating Officer	-	2003
Laurence B. Sutter	58	Senior Vice President, General Counsel, Secretary	-	1997

The business experience for the last 5 years of our current directors and executive officers and those individuals who were directors or executive officers during the year ended December 31, 2002 is presented below.

Robert C. Guccione has been a Director, Chairman of the Board, and Publisher of General Media since 1993 and has been Chief Executive Officer of the Company since April 1999. Mr. Guccione was also Chief Executive Officer prior to January 1998. Mr. Guccione founded Penthouse Publications in London in 1965 after having served as managing director and editor-in-chief of London American, a weekly newspaper. Mr. Guccione is also a Director of PII.

Tonina Biggs Andrews has been a Director and Assistant Secretary of General Media since July 2002. Ms. Andrews is a regular contributing editor with a monthly column in Penthouse Magazine and has served in various management capacities within General Media for the past thirty years, primarily in the position of West Coast Editor. Ms. Andrews is also the owner and President of Tonina Music, Inc., a music publishing company. Ms. Andrews is the daughter of Robert C. Guccione.

Stephen R. Gross has been President and Chief Operating Officer since April 2003. Mr. Gross is a founding member of HLB Gross Collins, P.C., a certified public accounting and consulting firm established in 1979. He was Regional Managing Partner, National Director of Business Consulting, and a member of the Executive Committee of the predecessor national accounting firm; is secretary of Carint North America, and is managing director of Fountainhead Strategic Solutions, Inc. Mr. Gross is a certified public accountant, a certified valuation analyst and a certified fraud examiner. He is a member of the state and national CPA societies and is former chairman of the Ethics Committee of the Atlanta Chapter of the GSCPA. He is a member of the Institute of Business Appraisers, the National Association of Certified Valuation Analysts and the Association of Certified Fraud Examiners.

Laurence B. Sutter has been a Senior Vice President, General Counsel and Secretary of General Media since May 2000. Prior to his appointment to his current position, Mr. Sutter was Senior Vice President, General Counsel and Assistant Secretary of the Company since January 1997. Prior to his appointment to that position, Mr. Sutter was Associate Counsel/Publications and Assistant Secretary. Mr. Sutter has been employed by General Media or its affiliates since 1982 and has been a practicing attorney since 1977.

John D. Orlando was President, Chief Operating Officer, Chief Financial Officer and Treasurer of General Media from July 2002 to January 2003 and was a Director from March 1999 to January 2003. Prior to his appointment to that position, Mr. Orlando was Senior Vice President-Chief Financial Officer and Treasurer of General Media from August 1998 to July 2002. Prior to joining General Media, Mr. Orlando was the President of Konica Environmental Products Division of Konica Graphic Imaging International, Inc. (Konica) from 1997 to 1998 and was the Senior Vice President-Chief Financial Officer-Treasurer and Secretary of Konica from 1987 to 1997. Mr. Orlando is a certified public accountant.

John C. Prebich was a Director, President and Chief Operating Officer from May 2000 to January 2002. Prior to his appointment to that position, Mr. Prebich was Managing Director of General Media from August 1999 to May 2000. Since 1990, he has been the Chairman of the Board, owner and Publisher of KC Publishing, Inc.

Nina Guccione was a Director, Executive Vice President and Assistant Secretary of General Media from November 2000 to July 2002. Ms. Guccione was a Director, Executive Vice President, President- New Media and Secretary of the Company from February 1998 to April 2000. Prior to her appointment to that position, Ms. Guccione was Executive Vice President- New Media and Secretary of the Company from 1996 to February 1998. Ms. Guccione is the daughter of Robert C. Guccione.

William F. Marlieb was a Director of General Media from December 1993 to July 2002. Mr. Marlieb was President/Marketing, Sales and Circulation of General Media until his retirement in April 1997. He was associated with General Media or its affiliates for 24 years. Prior to joining an affiliated company in 1973, he was President of Tilley Marlieb Advertising, Inc. Mr. Marlieb is a past President and Chairman of the Advertising Club of New York.

Phyllis F. Schwebel was a Director of General Media from December 1993 to April 2002. Since 1992, she has been President of The Garth Company, a strategic marketing organization. From 1983 through 1991, Ms. Schwebel was Manager of Market Research for Time magazine and Manager of Corporate Management Research for Time Inc. Ms. Schwebel is a member of the Board of Directors of the American Advertising Federation and immediate past Chairman of its Counsel of Governors. She holds a B.A. from The City University of New York.

Jerry Siano was a Director of General Media from March 2000 to July 2002. Since 1995 he has been Chief Executive Officer of DiLeondro, Siano & Caserta LLC, which is an advertising agency. Prior to that position he was Chairman of the Board of N.W. Ayer. Mr. Siano holds a Bachelors Degree from The University Of The Arts.

Item 11. Executive Compensation

     The following table summarizes the compensation for services rendered to General Media during fiscal years 2000, 2001 and 2002 by (i) our Chief Executive Officer, Robert C. Guccione, and (ii) each of our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 and whose compensation is required to be disclosed under S.E.C. rules. The compensation for all such officers represents the amounts paid by General Media in respect thereof pursuant to the Properties and Salary Allocation Agreement (for Mr. Guccione) and the Expense Allocation Agreement (for all other such officers). See “Certain Relationships and Related Transactions.”

Name and Principal Position	Annual Compensation

	Year	Salary(1)	Bonus	Other (2)

Robert C. Guccione(3)	2002	$415,385
Chairman, Chief Executive Officer and	2001	$1,295,462		$356,972
Publisher	2000	$1,850,444		$277,139

Laurence B. Sutter	2002	$179,400
Senior Vice President, General Counsel	2001	$176,831
and Secretary	2000	$166,015	$6,000

John D. Orlando (4)	2002	$299,759
President and Chief Operating Officer,	2001	$236,263
Chief Financial Officer and Treasurer	2000	$222,263	$9,500

Nina Guccione (5)	2002	$51,125
Executive Vice President and	2001	$95,000
Assistant Secretary	2000	$264,904

John C. Prebich(6)	2002	$36,538
President and Chief Operating Officer	2001	$475,000	$114,000
	2000	$327,019	$142,500

(1)	Executive officer compensation is determined pursuant to the allocation provisions of the Properties and Salary Allocation Agreement and the Expense Allocation Agreement referred to above. Up until July 2002 the allocations were approved by the nonemployee members of the Board of Directors of the Company. See “Compensation Committee Interlock and Insider Participation in Compensation Decisions” and “Certain Relationships and Related Party Transactions.”

(2)	Other compensation represents life insurance premiums paid on behalf of Mr. Guccione, under split dollar policy arrangements.

(3)	See “Certain Relationships and Related Party Transactions” for a description of amounts advanced by us to GMI and the Other GMI Subsidiaries, indirectly wholly owned by Mr. Guccione and a trust for the benefit of his children, in 2000, 2001 and 2002.

(4)	Employment terminated in January 2003.

(5)	Employment terminated in July 2002.

(6)	Employment terminated in January 2002. In addition, we advanced $286,000 and $254,000 in 2000 and 2001 to KC Publishing, Inc., a company wholly owned by Mr. Prebich. See Note 13 of the Notes To Consolidated Financial Statements.

Compensation of Directors

     Directors who are also employees of General Media or any of its subsidiaries do not currently receive any additional compensation for serving as a director or committee member or for attending Board or committee meetings. All other directors receive an annual retainer of $5,000 plus $1,500 for each Board meeting and committee meeting attended.

Compensation Committee Interlock and Insider Participation

     Up until their resignations during 2002, two non-employee directors, Ms. Schwebel and Mr. Siano (the “Non-employee Members”), who had never served as officers or been employees of General Media, acted as our Compensation Committee. Ms. Schwebel acted in this capacity until she resigned from her position as a director in April 2002 and Mr. Siano acted in this capacity until he resigned from his position as a director in July 2002. Since July 2002 we have not had any members on the Compensation Committee.

Compensation Committee Report

     Executive compensation of General Media, PII and GMI is determined by Robert C. Guccione and during the periods that they served, was reviewed and approved by the Non-employee Members. The salary of Mr. Guccione is paid by GMI. During the periods that they served, the Non-employee Members reviewed and approved the reimbursement of GMI by us in an amount equal to the portion of the salary of Mr. Guccione allocated to us pursuant to the Properties and Salaries Allocation Agreement (the “Allocation Agreement”). In addition, during the periods that they served, the Non-employee Members reviewed and approved the expenses allocated to us for our use of the Townhouse pursuant to the Allocation Agreement. Since July 2002 we have continued to reimburse GMI in an amount equal to the portion of the salary allocated to us pursuant to the Allocation Agreement and have continued to allocate the expenses of the Townhouse pursuant to such agreement. See “Certain Relationships and Related Transactions.”
Robert C. Guccione Tonina Biggs Andrews

Retirement Savings Plan

     The General Media International, Inc. Employees’ Retirement Savings Plan and Trust (the “Plan”) is a tax-exempt defined contribution (401(k) plan covering all employees of GMI and its affiliates (including General Media) who have completed 1,000 hours of service in one plan year and are twenty-one years of age or older. GMI may make discretionary contributions to the Plan from its current profits, before profit-sharing costs and income taxes, in each plan year, in such amounts as authorized by the Board of Directors of GMI, provided that the amount of the contribution for each plan year does not exceed 3% of the qualified earnings of each participant. Participants may contribute up to 15% of their annual wages before bonuses and overtime up to a maximum pre-tax contribution of $10,500 in 2002. Participant’s accounts are credited with the participant’s contribution and an allocation of (a) GMI’s contribution, if any, (b) Plan earnings, and (c) forfeitures of terminated participants’ nonvested accounts, if any. Allocations are based on participant earnings on account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s account. Participants are immediately vested in their pre-tax contributions plus actual earnings thereon. Vesting in the remainder of their accounts begins after completing two years of service and vests in equal amounts until the participant has completed five years of service, at which time the participant becomes 100% vested. Under the Plan, participating employees can allocate funds in their account among several investment options. Upon termination of service, a participant may elect to receive an amount equal to the vested value of his or her account, in either a lump-sum or in monthly, quarterly, or semiannual payments from the Plan over a period not extending beyond the life expectancy of the participant and his or her spouse. As of December 31, 2002, Robert Guccione, Laurence Sutter and Tonina Biggs Andrews were 100% vested in profit sharing contributions made by GMI. Amounts contributed by GMI, if any, on behalf of employees who performed services for the Company are reimbursed to GMI by the Company pursuant to the Expense Allocation Agreement. See “Certain Relationships and Related Transactions.” There were no contributions to the Plan by General Media, PII or GMI in the years 2000, 2001 and 2002.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Voting Equity Securities and Principal Holders Thereof.

     As of April 9, 2003, 477,401 shares of General Media’s common stock, par value $.01 per share (the “General Media Common Stock”) were issued and outstanding, all of which are believed to be held by three shareholders. 475,000 shares, or approximately 99.5% of the outstanding General Media Common Stock, were held by PII and the remaining 2,401 shares, or approximately 0.5% of the outstanding General Media Common Stock, were owned by persons acquiring such shares, directly or indirectly, upon exercise of Warrants issued in the Offering. As of April 9, 2003, a total of 12,369 shares of our Class A Preferred Stock were issued and outstanding, 100% of which were held by Consenting Noteholders.

     As of April 9, 2003, a total of 42.5 million shares of PII’s common stock, $.0025 per share (the “PII Common Stock”) and 5,000 shares of PII’s preferred stock, $.0025 per share (the “PII Preferred Stock”) were issued and outstanding. 85% of PII Common Stock, and all of PII Preferred Stock, is held by GMI.

     The following table sets forth certain information regarding the beneficial ownership of GMI’s common stock as of April 9, 2003.

	GMI	Shares	Percent
Name and Address	Common Stock(1)	Beneficially Owned	of Class

Robert C. Guccione 16 East 67th Street	Class A	6.67	66.7%
New York, New York 10022	Class B	0.00	0.0

Robert C. Guccione Family Trust No. 1
C/O ATC Trustees (Cayman) Ltd. Cayside, 2nd Floor Harbor Drive	Class A	3.33	33.3
George Town, Cayman Islands, BWI	Class B	1.62	100.0

(1)	Holders of Class A and Class B common stock have equal voting rights and are entitled to one vote per share.

     Pursuant to the provisions of the Company’s Certificate of Incorporation, if there should be a payment Event of Default under the indenture governing the Company’s Series C Notes, the holders of the Company’s Class A Preferred Stock would be entitled to appoint a majority of the members of the Company’s Board of Directors for as long as such Event of Default shall continue.

Change in Control

     The Indenture contains change of control provisions. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 13. Certain Relationships And Related Transactions.

     GMI owns (together with Robert C. Guccione, who owns a 1% interest and utilizes such facilities as his residence and his executive offices) a Townhouse. The Townhouse is used for various activities related to General Media, including business meetings, client entertainment, charitable functions, magazine photography sessions and promotional and marketing events. Expenses of maintaining the Townhouse, as well as any applicable debt service requirements, are the responsibility of GMI. Pursuant to the Properties and Salary Allocation Agreement among General Media, GMI and a GMI subsidiary, we reimbursed GMI in the amounts of approximately $0.5 million in 2000, and $0.6 million in both 2001 and 2002, for the use of the Townhouse for our purposes. See “Compensation Committee Interlock and Insider Participation in Compensation Decisions.”

     The Properties and Salary Allocation Agreement also provides that the salary of Mr. Guccione is determined and paid by GMI. Pursuant to this agreement, we reimburse GMI for a portion of such salary based upon an allocation of the relative business time spent by Mr. Guccione on GMI related business and on General Media related business. In 2000, 2001 and 2002, we reimbursed GMI in the amounts of approximately $1.9 million, $1.3 million and $0.4 million, respectively, for the allocable amount of Mr. Guccione’s salary.

     GMI, General Media and the Other GMI Subsidiaries are parties to the Tax Sharing Agreement pursuant to which such parties file consolidated federal, state and local income tax returns so long as permitted by the relevant tax authorities. The Tax Sharing Agreement sets forth the methodology for allocating income taxes and the use of net operating losses (“NOLs”) between General Media, GMI and the Other GMI Subsidiaries. We, however, are not required to pay income or franchise taxes (except certain alternative taxes) to the extent that we can utilize a portion of the NOLs of GMI and the Other GMI Subsidiaries pursuant to the terms of the Tax Sharing Agreement. Prior to 2000, we were not required to reimburse GMI and the Other GMI Subsidiaries for the use of the NOLs generated by these entities. In addition, the Tax Sharing Agreement provides that GMI and the other GMI Subsidiaries indemnify us from any income or franchise tax liabilities of the consolidated group in excess of the $26 million arising during years ending through December 31, 1993.

     General Media, GMI and the Other GMI Subsidiaries also have entered into an Expense Allocation Agreement, which sets forth the methodology for allocating common expenses as among the parties to the Expense Allocation Agreement including expenses related to the use of and occupancy costs for our principal corporate offices in New York City. Pursuant to the Expense Allocation Agreement, items of common expense are allocated primarily on the basis of estimates of time spent and space occupied by relevant personnel, including executive personnel (other than Mr. Guccione), data processing, accounting, production and sales support and administrative personnel. We pay such combined expenses and allocate to GMI and the Other GMI Subsidiaries the portions due by such companies. Costs incurred directly by subsidiaries of General Media solely for their benefit are paid directly by such companies, as are direct costs incurred by the Other GMI Subsidiaries solely for their benefit. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement at December 31, 2001 and 2002 was $3.8 million and $1.3 million, respectively. We advanced $2.9 million and $3.2 million to GMI and the other GMI subsidiaries in 2000 and 2001, respectively and we received $2.3 million of repayments in 2002. In 2001 and 2002, we established a reserve of $0.8 and $0.2 million respectively against the amount due from GMI and the Other GMI Subsidiaries as collectability is not fully assured. On March 27, 2000, we received a payment of approximately $0.8 million toward this balance through the transfer of the outstanding stock of a subsidiary of GMI.

     In October 1997, Mr. Guccione was granted a loan in the amount of $1.2 million from NTS, a company that had simultaneously entered into an agreement with us to provide services for our pay-per-call business. The loan was in consideration of Mr. Guccione personally guaranteeing all our material obligations under the agreement. Mr. Guccione defaulted on this loan when it became due upon the refinancing of our Senior B Notes in March 2001. As provided in the agreement, NTS began to apply payments due us on its pay-per-call services to the loan. At December 31, 2002, the remaining principal balance of the loan and unpaid interest thereon amounted to $434,000. Pursuant to a modification and extension agreement entered into in October 2002, NTS agreed to limit the amount of payments applied to the loan to $50,000 and to settle all disputes and issues between General Media and NTS in exchange for an extension of the agreement to March 31, 2006.

     At December 31, 2001, the Company had a $1.0 million loan receivable from Mr. Guccione, pursuant to a promissory note which was repaid in 2002.

     At December 31, 2002, the Company had a $1.1 million loan receivable from a foreign company which is principally owned by Mr. Guccione, which has been fully reserved as collectability is not assured.

     At December 31, 2002, the Company had $0.4 million of receivables from KC Publishing, Inc., a company owned by a former President and Chief Operating Officer of the Company. The Company has established a full reserve against these receivables as collectibility is not assured.

     There are certain change of control provisions in the Indenture. See Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Item 14. Controls And Procedures.

     Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) and our “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

     Among other matters, we sought in our Controls Evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in the amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

     The CEO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, and no corrective actions were required or taken with regard to significant deficiencies and material weaknesses.

     Based upon the Controls Evaluation, our CEO has concluded that our Disclosure Controls were effective to ensure that material information relating to General Media is made known to management, including the CEO.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a)	The following documents are being filed as part of this Report:

(1)	See page F-1 for an index of consolidated financial statements.
(2)	See page F-1 for an index of financial statement schedules.
(3)	Exhibits:

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

3.1	By-Laws of the Registrant	S-4	33-76716	3-22-94	3.2

3.2	Amended and Restated Certificate of	10-K	33-76716	4-02-01	3.3
	Incorporation of the Registrant, filed with the
	Secretary of State of Delaware on March 29, 2001

4.1	Indenture, dated as of December 21, 1993,	S-4	33-76716	3-22-94	4.2
	between the Registrant and IBJ Schroder Bank &
	Trust Company, as trustee ("Trustee"),
	containing as exhibits, specimens of Series A
	Notes and Series B Notes

4.2	Security Agreement, dated December 21, 1993,	S-4	33-76716	3-22-94	4.4
	between the Registrant and Trustee

4.3	Pledge Agreement, dated December 21, 1993,	S-4	33-76716	3-22-94	4.5
	between the Registrant and Trustee

4.4	Copyright Security Agreement, dated December 21,	S-4	33-76716	3-22-94	4.6
	1993, between the Registrant and Trustee

4.5	Trademark Security Agreement, dated December 21,	S-4	33-76716	3-22-94	4.7
	1993, between the Registrant and Trustee

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

4.6	First Supplemental Indenture, dated May 19,	10-K	33-76716	4-02-01	4.7
	1999, among the Registrant, each of the
	Subsidiary Guarantors and IBJ Whitehall Bank &
	Trust as trustee

4.7	Second Supplemental Indenture, dated March, 29,	10-K	33-76716	4-02-01	4.8
	2001, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee, containing as exhibits, specimens of
	Series C Notes

4.8	Registration Rights Agreement, dated as of March	10-K	33-76716	4-02-01	4.9
	29, 2001, between the Registrant and the holders
	of the Registrant's Class A Preferred Stock

4.9	Amendment To Security Agreement, dated as of	10-K	33-76716	4-02-01	4.10
	March 29, 2001, among the Registrant, each of
	the Subsidiary Grantors and The Bank of New
	York, as collateral agent

4.10	Third Supplemental Indenture, dated August 1,	10-Q	33-76716	8-14-02	10.18
	2002, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee,

4.11	Fourth Supplemental Indenture, dated November 12,	10-KSB	333-83448	2-13-03	6.11
	2002, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee

4.12	Instrument of Resignation, Appointment and	10-KSB	333-83448	2-13-03	6.12
	Acceptance among the Registrant, the Subsidiary
	Guarantors, the Subsidiary Grantors, the
	Subsidiary Pledgors, The Bank of New York and
	HSBC Bank USA

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

+10.1	Distribution Agreement, dated	S-4	33-76716	3-22-94	10.1
	September 19, 1977, among
	Curtis Circulation Company,
	Penthouse International,
	Ltd., Forum International,
	Ltd., Viva International,
	Ltd., Penthouse Photo World,
	Ltd. and Penthouse Poster
	Press, Ltd.; Amendment No. 1,
	undated; Amendment No. 2,
	dated September 8, 1982;
	Amendment No. 3, dated March
	18, 1985; and Amendment No.
	4, dated February 1, 1986

10.2	Properties and Salary	S-4	33-76716	3-22-94	10.8
	Allocation Agreement, dated
	December 21, 1993, among the
	Registrant, GMI and Locusts
	on the Hudson River Corp.

10.3	Expense Allocation Agreement,	S-4	33-76716	3-22-94	10.9
	dated December 21, 1993,
	among the Registrant, GMI and
	the Other GMI Subsidiaries

10.4	Tax Sharing and	S-4	33-76716	3-22-94	10.10
	Indemnification Agreement,
	dated December 21, 1993,
	among the Registrant, GMI and
	the Other GMI Subsidiaries

10.5	Agreement of Lease Between	10-Q	33-76716	11-13-98	10.2
	M393 Associates LLC and the
	Registrant

10.6	Amendment to Distribution	10-K	33-76716	3-28-02	10.15
	Agreement, dated November 8,
	1995, among Curtis
	Circulation Company,
	Penthouse International,
	Ltd., Forum International,
	Ltd., Four Wheeler
	Publishing, Ltd., Penthouse
	Letters, Ltd., Omni
	Publications International,
	Ltd., Variations
	International, Ltd., Girls of
	Penthouse Publications, Inc.,
	Longevity International,
	Ltd., Hot Talk Publications,
	Ltd., Stock Car Racing
	Publications, Ltd., Super
	Stock and Drag Racing
	Illustrated Publishing, Ltd.,
	and Open Wheel Publishing,
	Ltd.

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

+10.7	Printing Contract, dated	10-K	33-76716	3-28-02	10.16
	October 12, 2001, between
	Quebecor World, Inc. and
	General Media Communications,
	Inc. (to print Penthouse,
	Girls of Penthouse and
	Penthouse Letters)

++10.8	Printing Contract, effective	10-K	33-76716	3-28-02	10.17
	as of January 1, 2001,
	between Transcontinental
	Printing and General Media
	Communications, Inc. (to
	print Penthouse – Canadian
	Version, Forum, Variations,
	Forum and Variations
	Specials)

++10.18	Circulation Subscription					(X	)
	Fulfillment Services
	Agreement, dated October 1,
	2002, between Palm Coast
	Data, LLC and General Media
	Communications, Inc.

12.1	Computation of ratio of					(X	)
	earnings to fixed charges

16.1	Letter from Grant Thorton LLP	8-K	33-76716	1-28-03	1
	to the Securities and
	Exchange Commission dated
	January 27, 2003

21.1	Subsidiaries of the Registrant					(X	)

99.1	Certifications Pursuant to 18					(X	)
	U.S.C. Section 1350, As
	Adopted Pursuant to Section
	906 of the Sarbanes-Oxley Act
	of 2002

+	Confidential treatment has been granted with respect to certain information contained in this exhibit.

++	Confidential treatment has been requested with respect to certain information contained in this exhibit.

(b)	Reports on Form 8-K: None.

(c)	Exhibits: See paragraph (a)(3) above for a listing of items filed as exhibits to this Form 10-K as required by Item 601 of Regulation S-K.

(d)	Financial Statement Schedules:

See page F-1 for an index of financial statement schedules filed as part of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     GENERAL MEDIA, INC.

By:	/s/ R. Guccione	April 30, 2003

Robert C. Guccione, Chairman of the Board, Chief Executive Officer and Publisher

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer, Financial Officer and Accounting Officer:

/s/ R. Guccione Robert C. Guccione	Chairman of the Board, Chief Executive Officer, Publisher and Director	April 30, 2003

Additional Director:

/s/ Tonina Biggs Andrews Tonina Biggs Andrews	Assistant Secretary and Director	April 30, 2003

CERTIFICATIONS

I, Robert C. Guccione, certify that:

1.	I have reviewed this annual report on Form 10-K of General Media, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors;

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. Guccione Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) April 30, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      We have not provided any annual report covering our last fiscal year or any proxy statements, form of proxy or other proxy soliciting materials to our security holders.

General Media, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL
STATEMENTS AND SCHEDULES

Page

Reports of Independent Auditors	F-2 – F-3
Financial Statements
Consolidated Balance Sheets, December 31, 2001 and 2002	F-4 - F-5
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	F-6
Consolidated Statement of Capital Deficit for the Years Ended December 31, 2000, 2001 and 2002	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-30
Reports of Independent Auditors on Schedule	S-1 – S-2
Schedule II — Valuation and Qualifying Accounts	S-3

All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
    General Media, Inc.

We have audited the accompanying consolidated balance sheet of General Media, Inc. (a substantially owned subsidiary of Penthouse International, Inc., which in turn is majority owned by General Media International, Inc.) and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, capital deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, at December 31, 2002, the Company had a working capital deficit in excess of $58 million and during 2002 sustained a cash outflow from operating activities in excess of $1 million. In addition, the Company will be required to make substantial payments to service its Series C Note obligations during 2003. These factors, among others, as discussed in Note 2 to the accompanying financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5, the Company is obligated to make a substantial interest payment on April 30, 2003. The failure to make such payment results in the underlying debt being callable.

EISNER LLP

New York, New York
March 21, 2003
April 30, 2003 with respect to Note 5

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
   General Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of General Media, Inc. (a Delaware corporation and wholly-owned subsidiary of General Media International, Inc.) and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, capital deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Media, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, at December 31, 2001, the Company’s current liabilities exceeded current assets by $22,331,000. In addition, it is unlikely that the Company can generate sufficient funds from operations to make all the mandatory payments required by its Series C Notes during 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

New York, New York
March 8, 2002

General Media, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,
(amounts in thousands)

ASSETS	2001	2002

CURRENT ASSETS
Cash and cash equivalents	$2,431	$206
Accounts receivable, net of allowance for doubtful accounts of $1,852 in 2001 and $1,785 in 2002	3,340	2,862
Inventories	4,447	3,355
Prepaid expenses and other current assets	1,855	1,716

Total current assets	12,073	8,139
WORKS OF ART AND OTHER COLLECTIBLES	2,270	1,820
PROPERTY AND EQUIPMENT – at cost, net of accumulated depreciation and amortization	2,420	1,905
OTHER ASSETS
Due from affiliated companies	3,805	1,284
Rent security deposits	1,496	1,071
Deferred subscription acquisition costs, net	1,282	248
Loan to stockholder of parent	1,000
Other	1,440	1,036

	9,023	3,639

	$25,786	$15,503

The accompanying notes are an integral part of these statements.

General Media, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (continued)

December 31,
(amounts in thousands)

LIABILITIES AND CAPITAL DEFICIT	2001	2002

CURRENT LIABILITIES
Current maturities of notes payable	$5,800	$43,147
Accounts payable	12,439	7,894
Accrued retail display allowances	1,407	1,653
Deferred revenue	9,551	7,602
Accrued expenses and other current liabilities	2,442	3,655
Accrued interest — notes payable	1,840	1,617
Income taxes payable	925	935

Total current liabilities	34,404	66,503

NOTES PAYABLE, less current maturities	43,257

DEFERRED REVENUE	1,433	1,013

OTHER LONG-TERM LIABILITIES	1,130	867

COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK	9,450	11,256

CAPITAL DEFICIT
Common stock, $.01 par value; authorized, 1,000,000 shares; issued and outstanding, 477,401 shares	5	5
Capital in excess of par value	1,822	16
Accumulated deficit	(65,715)	(64,157)

	(63,888)	(64,136)

	$25,786	$15,503

The accompanying notes are an integral part of these statements.

General Media, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,
(amounts in thousands)

	2000	2001	2002

Net revenue	$72,344	$62,604	$53,838

Costs and expenses
Publishing — production, distribution and editorial	29,624	24,240	21,646
Entertainment and online	1,244	1,050	749
Selling, general and administrative	27,822	25,504	22,111
Bad debt expense	563	3,312	437
Rent expense from affiliated companies	540	571	550
Depreciation and amortization	714	600	523

Total costs and expenses	60,507	55,277	46,016

Income from operations	11,837	7,327	7,822
Other income (expense)
Debt restructuring expenses		(9,579)
Interest expense	(6,865)	(8,003)	(7,258)
Interest income	495	289	67
Gain on sale of officers life insurance			811
Gain on sale of work of art			144

Total other income (expense), net	(6,370)	(17,293)	(6,236)

Income (loss) before provision (benefit) for income taxes and extraordinary item	5,467	(9,966)	1,586
Income tax expense (benefit)	2,239	(58)	28

Income (loss) before extraordinary item	3,228	(9,908)	1,558
Extraordinary gain from extinguishment of debt, net of income taxes of $465 in 2000	571

NET INCOME (LOSS)	$3,799	$(9,908)	$1,558

The accompanying notes are an integral part of these statements.

General Media, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CAPITAL DEFICIT

Years ended December 31, 2000, 2001 and 2002
(amounts in thousands)

		Capital in
	Common	excess of	Accumulated
	stock	par value	deficit	Total

Balance – December 31, 1999	$5	$2,898	$(59,606)	$(56,703)
Net income for the year			3,799	3,799
Exercise of warrants		173		173

Balance – December 31, 2000	5	3,071	(55,807)	(52,731)
Net loss for the year			(9,908)	(9,908)
“Paid in kind” dividends on mandatorily redeemable preferred stock	—	(1,000)		(1,000)
Accretion of mandatorily redeemable preferred stock		(249)		(249)

Balance – December 31, 2001	5	1,822	(65,715)	(63,888)
Net income for the year			1,558	1,558
“Paid in kind” dividends on mandatorily redeemable preferred stock		(1,464)		(1,464)
Accretion of mandatorily redeemable preferred stock		(342)		(342)

Balance – December 31, 2002	$5	$16	$(64,157)	$(64,136)

The accompanying notes are an integral part of this statement.

General Media, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
(amounts in thousands)

	2000	2001	2002

Cash flows from operating activities
Net income (loss)	$3,799	$(9,908)	$1,558

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	714	600	523
Debt restructuring costs		9,579
Bad debts expense	563	3,312	437
Amortization of deferred revenue	(364)	(268)	(420)
Gain on sale of officers life insurance policies			(811)
Gain on sale of work of art			(144)
Interest on loan to shareholder	(95)	(110)
Amortization of bond costs	873
Income taxes reimbursable to affiliated companies	2,718
Extraordinary gain from extinguishment of debt	(1,036)
Changes in operating assets and liabilities
Accounts receivable	18	1,454	241
Inventories	(1,800)	1,876	1,092
Other current assets	(422)	41	139
Other assets	(807)	(905)	1,739
Accounts payable, accrued expenses and other current liabilities	(3,061)	130	(3,086)
Accrued interest on notes payable	2,763	(923)	(223)
Income taxes payable	(55)	(39)	10
Deferred revenue	236	(600)	(1,949)
Other long-term liabilities	73	(93)	(263)

	318	14,054	(2,715)

Net cash provided by (used in) operating activities	4,117	4,146	(1,157)

Cash flows from investing activities
Proceeds from sale of life insurance policies			935
Proceeds from sale of work of art			594
Capital expenditures	(232)	(130)	(8)

Net cash (used in) provided by investing activities	(232)	(130)	1,521

General Media, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year ended December 31,
(amounts in thousands)

	2000		2001	2002

Cash flows from financing activities
Principal payments on notes payable	$		$(2,943)	$(5,910)
Collections from affiliated companies				2,321
Loan to shareholder of parent		(54)
Collections from shareholder of parent		11	110	1,000
Advances to affiliated companies		(2,911)	(3,216)
Debt issuance costs		(165)	(1,961)

Net cash used in financing activities		(3,119)	(8,010)	(2,589)

Net increase (decrease) in cash and cash equivalents		766	(3,994)	(2,225)
Cash and cash equivalents at beginning of year		5,659	6,425	2,431

Cash and cash equivalents at end of year		$6,425	$2,431	$206

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest		$3,200	$8,911	$7,490
Income taxes		$236	$17	$14
Supplemental disclosures of non-cash financing activities:
“Paid in kind” dividends on mandatorily redeemable preferred stock			$1,000	$1,464
Accretion of mandatorily redeemable preferred stock to liquidation preference			$249	$342
Issuance of mandatorily redeemable convertible preferred stock			$8,200
Expiration of redeemable common stock warrants			$582
Repayment by affiliated companies		$1,800
Exercise of warrants for stock not yet issued (related stock issued in early 2001)		$173

The accompanying notes are an integral part of these statements.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

Penthouse International, Inc. (“PII”) is the holder of 99.5% of the common stock of General Media, Inc. General Media International, Inc. (“GMI”) is the holder of 85% of the common stock of PII. General Media, Inc. and subsidiaries (the “Company”) is a publishing, online and entertainment company engaged in the publication and sale of men’s magazines, the sale of various adult-oriented online products and services, the sale of various adult-oriented entertainment products and services and the licensing of its trademarks to publishers in foreign countries and for use on various consumer products and services. Penthouse is the Company’s most significant trademark and is used extensively by its publishing, online, entertainment and foreign edition licensing operations. In December 1999, the Company launched a new magazine called Mind & Muscle Power (“Power”) which targeted the men’s health magazine market. The publication was suspended after the November 2000 issue. The Company’s operations are located primarily in New York City, and the Company has a broad customer base.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

a.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

b.	Revenue Recognition

Sales of magazines for retail distribution are recorded on the on-sale date of each issue based on an estimate of the revenue for each issue of the magazine, net of estimated returns. Estimated revenue are adjusted to actual revenue as actual sales information becomes available.

Revenue from advertising are recognized on the on-sale date of each issue in which the advertising was included.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 1 (continued)

Revenue from the sale of magazine subscriptions are recognized over the term of the subscriptions.

Revenue from the sales of films and videocassettes are recognized in the period in which the product is shipped.

Revenue from product and trademark licensing are recorded in the period in which earned.

Revenue from the sale of memberships to the Company’s internet site are recognized over the term of the membership.

Revenue from pay-per-call programs and product sales are recorded in the period in which the calls are made and the products are shipped.

c.	Retail Display Allowances

Retail display allowances are payments made to retail outlets as an incentive to carry and sell magazines. The formula used to calculate the allowance is based on a percentage of sales dollars and an amount per copy sold. Retail display allowances are recorded as a reduction of newsstand revenues on the on-sale date based upon past experience using the estimated sales of each issue, net of estimated returns. As new information becomes available, the retail display allowances recorded are adjusted accordingly.

d.	Inventories

Paper and printing costs are valued at the lower of cost (first-in, first-out method) or market. Editorials and pictorials are valued at cost. Film and programming costs are the direct cost of production which are amortized over the expected period of revenue, generally twelve to eighteen months from the film release date.

e.	Works of Art and Other Collectibles

Works of art and other collectibles are carried at lower of cost or estimated fair value.

f.	Deferred Subscription Acquisition Costs

The costs of acquiring subscriptions related to direct response marketing are deferred and amortized over the life of the subscriptions. Amortization of these costs is done on a cost-pool-by-cost-pool basis generally over twelve months.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 1 (continued)

g.	Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method based upon the estimated useful lives of the assets. Furniture and equipment and computer hardware and software are depreciated over five years and leasehold improvements are depreciated over the shorter of the life of the lease or the improvement.

h.	Cash Equivalents

The Company considers investments with an original maturity of three months or less to be cash equivalents.

i.	Management Charges

The Company incurs shared common indirect expenses for the benefit of GMI and affiliated companies, including accounting, personnel, data processing, employee relations and other administrative services. In addition, the Company is charged by GMI and its subsidiaries for other corporate overhead costs, executive compensation and costs which principally relate to office space. These allocations are based on agreements between the parties as described in Note 13.

In the opinion of management, the results of operations of the Company reflect all of the Company’s costs, including salaries, rent, depreciation, legal and accounting services and other general and administrative costs.

j.	Concentration of Credit Risk and Fair Value of Financial Instruments

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. In general, such balances generally exceed the FDIC insurance limit. Management of the Company provides credit, in the normal course of business, to a significant number of advertisers in the tobacco, alcohol and adult entertainment industries. The Company routinely assesses the financial strength of its customers and newsstand distributors and, as a consequence, believes that its trade accounts receivable exposure is limited. The carrying value of financial instruments (principally consisting of cash and cash equivalents and receivables) approximates fair market value due to its short-term nature. There is no established public trading market for the Company’s Senior Secured Notes and it would be impractical to estimate fair value at December 31, 2002 in the circumstances.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 1 (continued)

No customer of the Company accounted for more than ten percent of the Company’s net revenues in 2000, 2001 or 2002, and no part of the business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

k.	Income Taxes

The Company makes estimates of its tax obligations exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. The Company recognizes deferred taxes by the assets and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are recognized for differences between the financial statement and tax bases of asset and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized based on a review of available evidence.

l.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates made by management are those related to estimated sales of magazines and retail display allowances. Actual results could differ from those estimates.

NOTE 2 – BASIS OF PRESENTATION AND FINANCIAL STATUS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company’s cash balance was $206,000 at December 31, 2002, compared to $2,431,000 at December 31, 2001. During the year ended December 31, 2002, the Company used $1,157,000 in cash flows from operating activities and absorbed $2,225,000 in total cash outflows. At December 31, 2002, the Company’s current liabilities exceeded current assets by $23,017,000.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 2 (continued)

The Company’s Series C Notes require interest payments of $5,884,000 and principal payments of $6,500,000 during 2003 (excluding the $1,300,000 principal payment due December 31, 2002 which was paid in January 2003). The management of the Company does not believe it can generate sufficient funds from operations to make all of the required payments. In the event that the Company is unable to make these payments, the trustee under the Indenture could assume control over the Company and substantially all of its assets including its registered trademarks. The Company is currently seeking to restructure its debt in order to modify its debt service payments. There can be no assurance that the Company will successfully negotiate a reduction in the debt service payments.

The Company took the following actions in 2002 to attempt to improve its cash flow:

•	On February 28, 2002, the Company reduced its workforce by 38 employees (25% of total workforce). This action will reduce the amount of cash required for salary and benefit expenses.

•	The Company reduced the production and distribution costs of its magazines by negotiating reductions in the price of paper and printing costs, by changing the paper grades on its magazines and by changing their design to improve production efficiencies.

•	Began licensing its trademarks and providing marketing expertise to adult entertainment clubs in exchange for licensing fees.

•	The Company reduced the amount of cash expended to promote subscriptions and reduce the amount of cash expended on other selling, general and administrative expenses.

•	The Company delayed employee salary increases for five months during 2002.

In addition, the principal shareholder of GMI and affiliated companies repaid a total of $3,321,000 of loans and advances.

The Company has undertaken or is planning the following actions during 2003, which are primarily directed at improving its revenue generating capability, to attempt to improve its cash flow:

•	The Company is expanding the licensing of its trademarks to more adult entertainment clubs.

•	The Company has entered into a cruise ship on demand pay-per-view license agreement to improve the revenue generated by its movies.

•	The Company is exploring the possibility of expanding the licensing of its trademarks to different industries and establishing partnerships with other companies to produce a larger number of movies.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 2 (continued)

•	The Company is also exploring the possibility of establishing relationships with other companies to find better ways to generate revenue from its large collection of pictorial inventory and to reach a wider audience on the internet.

In addition, in January 2003 affiliated companies repaid an additional $1,000,000 of intercompany loans.

Since the above actions will not generate sufficient improvements to cash flow to meet current debt service requirements, the Company is contemplating additional actions, including seeking other sources of financing, to provide cash. However, there can be no assurances that management will be able to achieve such a result.

In view of the matters described in the preceding paragraphs, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 — INVENTORIES

Inventories include the following at December 31:

	2001	2002

	(in thousands)
Paper and printing	$1,411	$1,599
Editorials and pictorials	2,239	1,456
Film and programming costs	797	300

	$4,447	$3,355

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, consist of:

	2001	2002

	(in thousands)
Furniture and equipment	$6,253	$6,253
Leasehold improvements	1,871	1,879
Computer hardware and software	2,902	2,902
Other	66	66

	11,092	11,100
Accumulated depreciation and amortization	(8,672)	(9,195)

	$2,420	$1,905

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 5 — NOTES PAYABLE

On December 21, 1993, the Company issued $85,000,000 of Senior Secured Notes (the “Notes”) at an issue price equal to 99.387% of the principal amount of the Notes. As part of the issuance of the Notes, the Company issued 85,000 common stock purchase warrants to the purchasers of the Notes and sold to the underwriter at a discount 102,506 warrants (the “Warrants”). The Warrants, having an expiration date of December 22, 2000, entitled the holders to purchase in the aggregate 25,000 shares of the Company’s common stock at the exercise price of $0.01 per share. The Warrants also gave the holders the right to require the Company to purchase for cash all of the Warrants at their fair value. At the time of issuance, the Company recorded the Warrants at their fair value.

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

On December 22, 2000, 18,009 of the Warrants were exercised to purchase 2,401 shares of the Company’s Common Stock and 104,076 Warrants expired without being timely exercised in accordance with the Warrant agreement. The due date of the remaining 60,421 Warrants held by holders of the Notes was extended as part of the negotiations for refinancing the Notes. The exercise of the 18,009 Warrants was recorded in December 2000 as a reduction in redeemable warrants and a contribution to capital of $173,000. The expiration of the 104,076 Warrants was recorded in the financial statements in December 2000 as an extraordinary gain from extinguishment of debt of $571,000, net of income tax of $465,000.

On March 29, 2001 (the “Closing Date”), the Company refinanced the Notes. Under the refinancing agreement, the Company exchanged the $51,507,000 of principal amount of Notes and any Warrants held by Noteholders (the “Consenting Holders”) for Series C Notes and mandatorily redeemable convertible preferred stock (the “Preferred Stock”) with a liquidation preference of $10,000,000 (See Note 6) meeting certain specified terms and conditions. The remaining $493,000 principal amount of Notes that were not exchanged were retired by payments made to the holders on March 29, 2001.

The Series C Notes mature on March 29, 2004, bear interest at a rate of 15% per annum effective January 1, 2001 and require principal payments of $6,500,000 during 2003, with the balance due in 2004. In addition, further principal payments equal to 50% of excess cash flow, as defined, in each year is required, as well as any proceeds from the sale of certain real property owned by

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 5 (continued)

GMI (after payment of existing debt obligations thereon) and any proceeds to the Company from certain insurance policies (the “Policies”) on the life of the principal stockholder. The Company made principal payments of $2,943,000 and $5,910,000 during the years ended December 31, 2001 and 2002, respectively. The principal payments during the year ended December 31, 2002 included $935,000 of proceeds from the sale of certain of the Policies (See Note 7) and approximately $475,000 of proceeds from the sale of a work of art (See Note 8).

The Indenture has been extended to the March 29, 2004 maturity of the Series C Notes. The original Indenture contained covenants, that will continue to the new maturity date, which, among other things, (i) restrict the ability of the Company to dispose of assets, incur indebtedness, create liens and make certain investments, (ii) require the Company to maintain a consolidated tangible net worth deficiency of no greater than $81,600,000, and (iii) restrict the Company’s ability to pay dividends unless certain financial performance tests are met. The Company’s subsidiaries, which are guarantors of the Senior Secured Notes under the Indenture, however, were and continue to be permitted to pay intercompany dividends on their shares of common stock. The ability of the Company and its subsidiaries to incur additional debt is severely limited by such covenants. The Indenture was amended in conjuction with the issuance of the Series C Notes to reflect the above mentioned payments, to reflect the March 29, 2004 maturity of the Series C Notes, to provide additional “Change of Control” events (requiring the commencement of an offer to purchase Notes), to provide additional flexibility as to the nature of, but also to set a fixed dollar limit for, “Owner Payments”, and to require Noteholder consent to enter into new lines of business or for sales or other conveyances of the Penthouse trademark (other than ordinary course licensing) or other assets for net proceeds in excess of $500,000. In addition, the related Security Agreement was amended to grant additional security interests in inventory and accounts receivable as well as a security interest in proceeds of the sale of certain real property owned by GMI (after payment of existing debt obligations thereon) and on any proceeds to the Company from certain Policies on the life of the Company’s principal beneficial owner. As of December 31, 2002 the Company had not made a required a principal payment of $1,300,000 and a required interest payment of $1,634,000, both due by that date. In January 2003, the Company received $1,000,000 in repayments from GMI on amounts due the Company by affiliated companies. The Company used these funds, along with another $1,934,000 of available cash, in January 2003 to make the required principal and interest payments within the grace periods provided for by the Indenture. The Company was required to make a principal payment of $1,950,000 and an interest payment of $1,568,000 on March 31, 2003. The principal and interest payments were not made by March 31, 2003. On April 14, 2003 a notice of event of default was issued by the Indenture Trustee. On April 15 and 16 2003, the Company transferred additional funds (including $185,000 made available through the repayment of an intercompany balance from GMI) and has fully paid the $1,950,000 principal amount. The Company had until April 30, 2003 (30 day grace period) to make the interest payment, but was unable to do so. Accordingly, the underlying debt has been classified in the accompanying balance sheet as a current liability.

On August 1, 2002, the Company and the holders of a majority in principal amount of the Series C Notes (the “Holders”) entered into a Third Supplemental Indenture to amend the “Change of Control” events in the Indenture to add further restrictions on the amount of “Owner Payments”; to substitute John Orlando for John Prebich in the “Change of Control” provision; and to require that new financial covenants (the “Financial Covenants”) be added that require the Company to achieve not less than 80% of the projected revenues and EBITDA to be set forth in a business plan in a form and substance

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 5 (continued)

reasonably satisfactory to the Holders. In addition, the Company agreed to allow the Holders to audit the books and records of the Company and the payroll records of GMI and to pay all the legal fees, costs and expenses, and audit fees of the Holders (collectively the “Amendment Expenses”) related to the agreement. The Company recorded $214,000 of Amendment Expenses during the year ended December 31, 2002. In exchange for these amendments the Holders agreed to waive their prior contention that a “Change of Control” event had occurred with respect to the termination of John Prebich, the Company’s former President and Chief Operating Officer.

On September 13, 2002, the Company submitted a business plan to the Holders for approval in accordance with the requirements of the Third Supplemental Indenture. The Holders notified the Company that they had accepted the business plan effective October 4, 2002.

On November 12, 2002, the Company and the Holders entered into a Fourth Supplemental Indenture to incorporate the Financial Covenants into the Indenture.

John Orlando, the Company’s President and Chief Operating Officer was terminated on January 14, 2003. The Indenture requires that the Company hire a replacement President and Chief Operating Officer reasonably satisfactory to a majority of the Holders within ninety days of the date of either the resignation or termination of John Orlando, to avoid a deemed “Change of Control” which in turn requires that an offer to purchase be made by the Company to all Holders. On March 28, 2003, the Company hired Stephen Gross to replace John Orlando as the Company’s President and Chief Operating Officer. A proposal was submitted to the Holders on that date requesting confirmation that Mr. Gross is reasonably satisfactory to them. The Company is currently waiting for the Holder’s reply.

NOTE 6 – MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 29, 2001, the Company issued 9,905 shares of Preferred Stock to the Consenting Holders at a fair value of $8,200,000. The Preferred Stock carries a liquidation preference of $10,000,000, provides for “paid-in-kind” dividends at a 13% per annum rate and is convertible at the option of the holders, after two years following the Closing Date, into 10% of the Company’s common stock on a fully diluted basis in the third year, 12.5% of the Company’s common stock on a fully diluted basis in the fourth year, and 15% of such common stock on a fully diluted basis during the fifth year. The Preferred Stock is mandatorily redeemable by the Company (subject to the aforementioned conversion rights) at its liquidation preference including the “paid-in-kind” dividends at the end of the fifth year.

The Preferred Stock may be optionally redeemed by the Company during the second year following the Closing Date at a redemption price of $10,000,000 and at increasing premiums of 110%,

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 6 (continued)

115% and 120% during the third, fourth and fifth years, respectively, provided that the Series C Notes are paid in full at or before the time of any redemption.

The recorded value net of issuance costs is being accreted up to the redemption value using the effective interest method through the March 29, 2006 mandatory redemption date of the Preferred Stock. For the year ended December 31, 2002, the Company recorded $342,000 of such accretion. For the year ended December 31, 2002, the Company also recorded “paid-in-kind” dividends of approximately $1,464,000. Both the accretion of the Preferred Stock and the “paid-in-kind” dividends are reflected in the accompanying financial statements as an increase in Mandatorily Redeemable Convertible Preferred Stock and a decrease in Capital In Excess Of Par Value.

NOTE 7 – GAIN ON SALE OF OFFICERS LIFE INSURANCE POLICIES

In April 2002, certain officer’s life insurance policies were sold to an unrelated third party, resulting in proceeds to the Company of approximately $935,000 and a net gain of approximately $811,000, after deducting the cash surrender value of the policies of approximately $124,000. The proceeds from the sale of the policies was applied against the Senior Secured Notes as an additional principal payment in accordance with the requirements of the Indenture (See Note 5).

NOTE 8 – GAIN ON SALE OF WORK OF ART

In November 2002, a work of art was sold resulting in proceeds to the Company of approximately $594,000, and a net gain of approximately $144,000. The proceeds from the sale of the work of art was applied against the Senior Secured Notes as an additional principal payment in accordance with the requirements of the Indenture (See Note 5).

NOTE 9 – DEBT RESTRUCTURING EXPENSES

In connection with the refinancing of the Company’s debt, as more fully described in Note 5, the Company recorded debt restructuring expenses of $9,579,000 consisting of a fee of approximately $1,030,000 to Consenting Holders as well as their legal fees and related expenses of approximately $177,000, legal fees and expenses for the Company’s own lawyers and representatives of approximately $754,000 and the fair value of 9,905 shares of Preferred Stock of $8,200,000 issued to the Consenting Holders, as more fully described in Note 6, less the remaining $582,000 of liability associated with 60,421 Warrants surrendered in connection with the refinancing.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 10 — INCOME TAXES

The income tax provision for the year ended December 31 consists of:

	2000	2001		2002

	(in thousands)
Current
Federal	$1,580	$		$
State	673		25		28
Foreign	(14)		(83)

	$2,239		$(58)		$28

The Company incurred a taxable loss of approximately $700,000 for the year ended December 31, 2002. In addition, the Company has a net operating loss (“NOL”) carryover available from the prior year of approximately $1,475,000, which can be used to reduce future taxable income. This NOL will expire in 2021. The state income tax provision for the year ended December 31, 2002 is comprised of minimum taxes. The benefit in the foreign tax provision for the year ended December 31, 2001 is the result of a settlement of a foreign jurisdiction tax audit.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income tax expense (benefit), as a result of the following:

	2000	2001	2002

Statutory Federal income tax rate	34.0%	34.0%	34.0%
Net operating loss and other tax benefits for which no current tax benefit is being realized		(34.0)	(34.0)
State taxes, net of Federal income tax	7.4
Net change in valuation allowance for deferred taxes	2.2
Utilization of Federal AMT credit carryforward	(2.3)
Foreign tax refund	(.3)

Effective tax rate	41.0%	—%	-%

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 10 (continued)

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities at December 31 were as follows:

	2001	2002

	(in thousands)
Deferred tax assets
Debt financing costs	$2,874	$1,597
Net operating loss carryforwards	590	872
Allowance for doubtful accounts	740	816
Accrued severence		233
Deferred rent – 11 Penn Plaza	151	138
Depreciation		9
Accrued bonuses	100

Gross deferred tax asset	4,455	3,665
Deferred tax liabilities
Depreciation	(46)

Net deferred tax asset before valuation allowance	4,409	3,665

Valuation allowance	(4,409)	(3,665)

Net deferred tax asset	$—	$-

The Company has established a full valuation allowance with respect to the future realization of net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient future taxable income.

The Company and its subsidiaries are included in the consolidated Federal and Combined New York State and New York City income tax returns of GMI. The provision for income taxes (benefit) in the accompanying statements of operations is allocated to the Company from GMI as if the Company filed separate income tax returns. Since each member of a consolidated tax group is jointly and severally liable for Federal income taxes of the entire group, the Company may be liable for taxes of GMI or other members of the consolidated group. Under the terms of a Tax Sharing and Indemnification Agreement (the “Agreement”), the Company can utilize the net operating losses GMI (“GMI NOL’s”) to reduce its income taxes as long as the Company is member of GMI’s consolidated group. To the extent that the Company utilizes such GMI NOL’s to reduce its income taxes, it is required to pay GMI, within thirty days after the Company pays the group consolidated tax liability, an amount that would have been paid in taxes had the net operating losses of GMI not been available. At January 1, 2002, GMI had

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 10 (continued)

available for Federal income tax purposes GMI NOL’s aggregating approximately $84,751,000 which can be used by the Company to reduce future income taxes, as long as the Company is a member of GMI’s consolidated group. These GMI NOL’s expire in tax years ending 2007 to 2021. The Company’s ability to utilize net operating losses may be limited in the future due to the additional issuance of GMI’s common stock or other changes in control, as defined in the Internal Revenue Code and related regulations.

The New York State Department of Taxation and Finance has completed an audit of GMI’s Combined New York State Franchise Tax Returns for the years ended 1993 to 1996. The audit resulted in no change to the returns as filed. During 2002, the New York City Department of Finance audited General Media’s Commercial Rent Tax Returns for the period June 1997 to May 1998. The audit resulted in a tax deficiency of approximately $49,000, including interest and penalties, approximately $13,000 of which was paid during 2002. GMI’s Federal, New York State and other tax returns filed by GMI and the Company are subject to audit by governmental authorities.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Litigation

On December 3, 2001, Network Telephone Services (“NTS”) filed in Los Angeles Superior Court (the “Court”) a complaint against Robert C. Guccione (the Company’s Chairman and GMI’s principal shareholder), GMI and the Company (collectively the “Defendants”) asserting breach of promissory note, breach of written guarantee, and a declaration of rights and injunctive relief arising out of a promissory note and several other agreements between NTS and the Defendants. Pursuant to a settlement agreement, the Court subsequently dismissed the case on November 12, 2002.

On May 8, 2002, an action was filed in United States District Court for the Central District of California (the “California Court”), alleging, among other things, that the Company published photographs (the “Photographs”) of a woman topless in the June 2002 issue of Penthouse Magazine (the “Magazine”), falsely representing them to be pictures of the plaintiff when they were in reality photographs of someone else. The action also alleges that the Company advertised its intention to make the Photographs and a video of the woman available on its internet site on May 10, 2002. On May 7, 2002, the Company issued a press release stating that it had made an unintentional error when it said the Photographs were of the plaintiff and it apologized to the plaintiff and the actual woman in the Photographs for the error. The Company also published the apology on its internet site.

The plaintiff seeks a permanent injunction barring the Company from any similar acts concerning her, barring it from any further distribution of the Photographs and the June 2002 edition of the Magazine, barring it from any references to the plaintiff on its internet site, barring it from representing that any pictures or photographs on the internet site are depictions of the plaintiff, ordering it to deliver or destroy all materials that have the alleged false representations, ordering the

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 11 (continued)

disgorgement and paying over of all profits it earned and any other unjust enrichment that it received from the alleged false depiction of the plaintiff, awarding damages in an unspecified amount not less than $10,000,000, trebling of these unspecified damages, awarding punitive damages in an unspecified amount and reimbursement for the plaintiff’s costs and attorneys’ fees in prosecuting the action. The Company has filed a motion to dismiss portions of the complaint and the plaintiff has filed a cross-motion to freeze $15,000,000 of the Company’s assets for purposes of insuring the payment of a possible judgment. The California Court denied both of these motions in August 2002. The plaintiff has since filed an appeal to the Ninth US Court of Appeals, which ruled against the plaintiff in November 2002. The Company and the plaintiff have exchanged discovery requests and are in the process of exchanging information. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On August 26, 2002, two individuals on behalf of themselves and all others similarly situated (the “Class Action Plaintiffs”) filed in the Circuit Court of Cook County, Illinois, an action alleging that the Company committed a breach of contract, a breach of express warranty and consumer fraud when it published the Photographs, falsely representing them to be pictures of the aforementioned plaintiff when they were in reality photographs of someone else. The Class Action Plaintiffs have filed a request that the action be certified as a class action with the two plaintiffs as class representatives and their lawyer as class counsel. The Company has filed a motion to dismiss the action. The Company intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on the Company’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition and results of operations.

On July 13, 2001, an employee filed a charge of discrimination (the “Charge”) against General Media with the U.S. Equal Employment Opportunity Commission (“EEOC”). On April 11, 2003, the District Director of the EEOC ruled that there was reasonable cause to find that the employee had been subjected to discrimination on the basis of disability and age, and that she had been constructively discharged. General Media is waiting for the EEOC to schedule a conciliation meeting with the employee to determine what actions need to be taken to resolve the Charge. General Media intends to vigorously defend itself in this action. It is still too early to determine the possible outcome of the proceedings. Therefore management cannot give an opinion as to the effect this action will have on General Media’s financial condition or results of operations. There can be no assurance, however, that the ultimate liability from these proceedings will not have a material adverse effect on its financial condition or results of operations.

On March 28, 2003, a former employee of General Media who was terminated for what General Media believes to be reasonable cause, filed a claim in the Supreme Court of The State of New York seeking damages of $75,000 plus an accounting of their incentive compensation. General Media believes it has no liability to this individual and is vigorously defending itself against this claim.

In December 2002, General Media received correspondence from a third party informing General Media that transmission of video content on the Internet is a violation of patents that the third party claims to own. The third party has demanded that General Media execute a royalty agreement in favor of the third party with respect to revenue from any videos that it has displayed on its Internet Site. To General Media’s knowledge no action has been instituted against it is by the third party. General Media believes that it does not owe any royalties to this third party and intends to vigorously defend itself in any action brought against it by the third party.

There are various lawsuits claiming amounts against the Company. While the outcome of these matters is currently not determinable, it is the opinion of the Company’s management that the ultimate liabilities, if any, from the outcome of these cases will not have a material effect on the Company’s financial statements.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 11 (continued)

Leases

The Company leases office space under operating leases expiring at various dates through March 2009. Rent expense under operating leases was $1,821,000, $1,856,000 and $1,873,000 during the years ended December 31, 2000, 2001 and 2002, respectively. Minimum lease commitments are set forth below:

Year ending December 31,	(in thousands)

2003	$1,863
2004	1,864
2005	1,895
2006	1,896
2007	1,898
Thereafter	2,374

$11,790

Employee Benefit Plan

The Company’s employees may participate in a GMI-sponsored employee profit-sharing and deferred compensation 401(k) benefit plan. The plan covers substantially all employees and permits employees to defer up to 15% of their salary up to statutory maximums. The plan also provides for GMI and the Company to make contributions to a profit-sharing fund solely at GMI’s or the Company’s discretion. There were no Company contributions to the plan for the years ended December 31, 2000, 2001 and 2002.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 11 (continued)

Other Contingency

The Company is determining what changes, if any, need to be made to its existing Property and Salary Allocation and Expense Allocation Agreements with GMI and an affiliate to comply with the Prohibition on Personal Loans Section of the Sarbanes-Oxley Act. Such determination is currently being undertaken with advice of Company counsel (See Note 13).

NOTE 12 — DEFERRED REVENUE

During 1994 and 1995, the Company received advances aggregating $1,000,000 and $3,000,000, respectively, relating to two ten-year distribution agreements for the Company’s magazines. These advances are being recognized as revenue on a straight-line basis over the term of the related contracts.

During 1999, the Company received a non-recoupable advance of $900,000, relating to a seven-year licensing agreements for domestic sales of the Company’s digital video disc (“DVD”) versions of its video products. This advance is being recognized as revenue on a straight-line basis over the term of the agreement.

During 2000, the Company received a recoupable advance in the amount of $500,000 as an incentive to sign a seven-year licensing agreement with a distributor covering foreign distribution of the DVD versions of the Company’s video products and worldwide distribution of the videocassette versions of the Company’s video products. This advance was recognized as revenue as the Company’s products were sold through the distributor during 2000 and 2001.

NOTE 13 — RELATED PARTIES

The Company has a Property and Salary Allocation Agreement (the “Agreement”) with GMI and an affiliate of GMI, pursuant to which the Company is charged for the cost of utilizing facilities owned by GMI and an affiliate of GMI. The charges are based upon an estimate of the portion of such facilities used by the Company, as defined.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 13 – (Continued)

The Agreement also provides that the Company is charged for a portion of the compensation of the Chairman of the Board of the Company, which is paid by GMI. The amount of salary charged to the Company is based upon an estimate of the time devoted to Company matters.

The Company also has an Expense Allocation Agreement (the “Expense Agreement”) with GMI and its subsidiaries, which requires the Company to pay certain shared common indirect expenses. Under the Expense Agreement, GMI and its subsidiaries are required to reimburse the Company, within 60 days after each quarter-end, for any payments made by the Company on their behalf. In light of the changes to the Indenture made in connection with the refinancing, which had the effect of permitting an increase in amounts which may be due from affiliates, the Company intends to amend the Agreement in the near future. The amount of shared common indirect expenses charged to GMI and its subsidiaries is based upon factors determined by management of the Company to be appropriate for the particular item, including relative time commitments, relative number of employees and square footage of space occupied. The amount receivable under the Property and Salary Allocation Agreement and the Expense Allocation Agreement, which is non-interest bearing, at December 31, 2001 and 2002 was $3,805,000 and $1,284,000 (net), respectively. In 2001 and 2002, the Company established a reserve of $800,000 and $1,000,000, respectively, against an amount due from GMI and its subsidiaries as collectibility is not fully assured.

Included in the accompanying statements of operations are expenses for the use of facilities owned by affiliated companies of $540,000, $571,000 and $550,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Included in selling, general and administrative expenses are $1,666,000, $1,101,000 and $140,000 of allocated expenses for the years ended December 31, 2000, 2001 and 2002, respectively. These amounts represent compensation charges from GMI, net of charges to GMI for shared expenses by the Company.

The Company has an unsecured loan receivable in the amount of $1,086,000 from an entity which is owned by GMI’s principal shareholder, which amount has been fully reserved at December 31, 2001 and 2002 as collectibility is not assured.

In October 1997, GMI’s principal shareholder was granted a loan in the amount of $1,200,000 from NTS, a company that had simultaneously entered into an agreement with the Company to provide services for the Company’s pay-per-call business. Upon the refinancing of the Company’s Senior Secured Notes in March 2001, the principal shareholder defaulted on the repayment which resulted in NTS applying monies due the Company from its pay-per-call business towards the repayment of this loan. At December 31, 2002, the loan balance was approximately $435,000.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 13 (continued)

At December 31, 2001, the Company had a $1,000,000 loan receivable from GMI’s principal shareholder, pursuant to a promissory note, which was repaid in 2002.

At December 31, 2002, the Company had $418,000 of receivables from KC Publishing, Inc., a company owned by a former President and Chief Operating Officer of the Company. The Company has established a full reserve against these receivables as collectibility is not assured.

NOTE 14 — SEGMENT INFORMATION

The Company is currently engaged in activities in three industry segments: publishing, online and entertainment. The publishing segment of the Company is engaged in the publication of Penthouse magazine and four affiliate magazines (the “Affiliate Publications” and, together with Penthouse magazine, the “Men’s Magazines”), and the licensing of the Company’s trademarks to publishers in foreign countries, for use on various consumer products and services, and, starting in 2002, for use in the operation of adult entertainment clubs. From December 1999 to October 2000, the Company also published Mind and Muscle Power Magazine. The online segment is engaged in the sale of memberships to the Company’s Internet site (the “Internet Site”), the sale of advertising banners posted on the Internet Site and, starting in 2001, the sale of adult-oriented consumer products through the Company’s online store. The entertainment segment of the Company provides a number of adult-oriented entertainment products and services, including pay-per-call telephone lines, digital video discs (“DVD’s”), videocassettes and pay-per-view programming.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2000, 2001 and 2002

NOTE 14 (continued)

				Corporate
				and
				reconciling
	Publishing	Online	Entertainment	items	Consolidated

	(in thousands)
2002
Revenues from customers:
Circulation	$36,548				$36,548
Advertising	7,289				7,289
Online		$7,252			7,252
Entertainment			$1,634		1,634
Other	1,115				1,115

Total Revenues from customers	44,952	7,252	1,634		53,838
Depreciation and amortization	448	70	5		523
Income (loss) from operations	13,308	4,094	718	(10,298)	7,822
Gain on sale of life insurance policies				811	811
Gain on sale of work of art				144	144
Interest expense	215			7,043	7,258
Interest income	5			62	67
Segment profit (loss) before income taxes	13,098	4,094	718	(16,324)	1,586
Segment assets	9,509	116	460	5,418	15,503
Capital expenditures	8				8
2001
Total Revenues from customers	$49,884	$9,827	$2,893		$62,604
Depreciation and amortization	502	82	16		600
Income (loss) from operations	13,529	5,870	1,212	(13,284)	7,327
Debt restructuring expenses				9,579	9,579
Interest expense	356			7,647	8,003
Interest income				289	289
Segment profit (loss) before income taxes	13,173	5,870	1,212	(30,221)	(9,966)
Segment assets	12,341	237	1,056	12,152	25,786
Capital expenditures	74	56			130

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

December 31, 2000, 2001 and 2002

NOTE 14 (continued)

				Corporate
				and
				reconciling
	Publishing	Online	Entertainment	items	Consolidated

	(in thousands)
2000
Total Revenues from customers	56,217	12,840	3,287		72,344
Depreciation and amortization	602	76	36		714
Income (loss) from operations	14,424	8,082	1,806	(12,475)	11,837
Interest expense	461			6,404	6,865
Interest income				495	495
Segment profit (loss) before income taxes	13,963	8,082	1,806	(18,384)	5,467
Extraordinary gain, net of income taxes				571	571
Segment assets	17,537	216	1,112	13,947	32,812
Capital expenditures	153	79			232

The Corporate and reconciling items column represents corporate administrative expenses such as executive, human resources, finance and accounting, management information systems, costs related to the operation of the corporate and executive offices, interest expense, interest income, gain on sale of officers life insurance policies and gain on sale of works of art (in 2002), debt restructuring expenses (in 2001) and extraordinary gains, net of income taxes (in 2000), resulting in the segment profit (loss) shown. Corporate and reconciling items included in segment assets include all cash, deferred debt issuance costs, loan to shareholder and loan to affiliated company.

The market for the Company’s products is worldwide; however 82% of the Company’s revenue is derived from U.S.-based sources.

NOTE 15 – IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Certain provisions of The Emerging Issues Task Force pronouncement EITF 01-9, “ Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, are effective for fiscal periods beginning after December 15, 2001. The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Beginning January 2002 the Company adopted this policy as it relates to retail display allowances. Retail display allowances had been included in selling, general and administrative expenses prior to the adoption of this policy. The effect on the Company of the adoption of the policy is a reduction of newsstand revenue and an equivalent reduction in selling, general and administrative expenses of $3,002,000 for the year ended December 31, 2002. The net revenue and selling, general and administrative expenses for the year ended December 31, 2001and 2000 have been reduced by $2,829,000 and $3,657,000, respectively, to conform to the December 31, 2002 presentation.

General Media, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2000, 2001 and 2002

NOTE 15 (continued)

In April 2002, the FASB issued SFAS 145, which rescinded certain prior FASB statements, amended a FASB statement and made technical corrections to a number of prior pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

In October 2002, the FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions”. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The statement amends SFAS 123, “Accounting for Stock-Based Compensation”, and is effective for fiscal years ending after December 15, 2002. The Company does not believe that this statement will have a material effect on the Company’s financial statements.

REPORT OF AUDITORS ON SCHEDULE

Board of Directors and Stockholders
    General Media, Inc.

In connection with our audit of the consolidated financial statements of General Media, Inc. and subsidiaries, referred to in our report dated March 21, 2003, April 7, 2003 with respect to Note 5, we have also audited Schedule II as of and for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.

EISNER LLP

New York, New York
March 21, 2003

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
    General Media, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of General Media, Inc. and Subsidiaries, referred to in our report dated March 8, 2002, we have also audited Schedule II as of December 31, 2000 and 2001, and for each of the two years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

New York, New York
March 8, 2002

General Media, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000
(amounts in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

			Charged to
	Balance at	Charged to	other			Balance at
	Beginning	costs and	accounts -	Deductions -		End of
Description	Of year	expenses	describe	describe		Year

Year ended December 31, 2002
Allowance for doubtful accounts	$1,852	$288		$355	(a)	$1,785

Allowance for intercompany and related party notes	$1,886	$200		$—		$2,086

Year ended December 31, 2001
Allowance for doubtful accounts	$1,301	$943		$392	(a)	$1,852

Allowance for intercompany and related party notes	$—	$1,886		$—		$1,886

Year ended December 31, 2000
Allowance for doubtful accounts	$1,122	$427		$248	(a)	$1,301

(a)	Accounts written off, net of recoveries.

EXHIBIT INDEX

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

3.1	By-Laws of the Registrant	S-4	33-76716	3-22-94	3.2

3.2	Amended and Restated Certificate of	10-K	33-76716	4-02-01	3.3
	Incorporation of the Registrant, filed with the
	Secretary of State of Delaware on March 29, 2001

4.1	Indenture, dated as of December 21, 1993,	S-4	33-76716	3-22-94	4.2
	between the Registrant and IBJ Schroder Bank &
	Trust Company, as trustee ("Trustee"),
	containing as exhibits, specimens of Series A
	Notes and Series B Notes

4.2	Security Agreement, dated December 21, 1993,	S-4	33-76716	3-22-94	4.4
	between the Registrant and Trustee

4.3	Pledge Agreement, dated December 21, 1993,	S-4	33-76716	3-22-94	4.5
	between the Registrant and Trustee

4.4	Copyright Security Agreement, dated December 21,	S-4	33-76716	3-22-94	4.6
	1993, between the Registrant and Trustee

4.5	Trademark Security Agreement, dated December 21,	S-4	33-76716	3-22-94	4.7
	1993, between the Registrant and Trustee

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

4.6	First Supplemental Indenture, dated May 19,	10-K	33-76716	4-02-01	4.7
	1999, among the Registrant, each of the
	Subsidiary Guarantors and IBJ Whitehall Bank &
	Trust as trustee

4.7	Second Supplemental Indenture, dated March, 29,	10-K	33-76716	4-02-01	4.8
	2001, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee, containing as exhibits, specimens of
	Series C Notes

4.8	Registration Rights Agreement, dated as of March	10-K	33-76716	4-02-01	4.9
	29, 2001, between the Registrant and the holders
	of the Registrant's Class A Preferred Stock

4.9	Amendment To Security Agreement, dated as of	10-K	33-76716	4-02-01	4.10
	March 29, 2001, among the Registrant, each of
	the Subsidiary Grantors and The Bank of New
	York, as collateral agent

4.10	Third Supplemental Indenture, dated August 1,	10-Q	33-76716	8-14-02	10.18
	2002, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee,

4.11	Fourth Supplemental Indenture, dated November 12,	10-KSB	333-83448	2-13-03	6.11
	2002, among the Registrant, each of the
	Subsidiary Guarantors and The Bank of New York,
	as trustee

4.12	Instrument of Resignation, Appointment and	10-KSB	333-83448	2-13-03	6.12
	Acceptance among the Registrant, the Subsidiary
	Guarantors, the Subsidiary Grantors, the
	Subsidiary Pledgors, The Bank of New York and
	HSBC Bank USA

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

+10.1	Distribution Agreement, dated	S-4	33-76716	3-22-94	10.1
	September 19, 1977, among
	Curtis Circulation Company,
	Penthouse International,
	Ltd., Forum International,
	Ltd., Viva International,
	Ltd., Penthouse Photo World,
	Ltd. and Penthouse Poster
	Press, Ltd.; Amendment No. 1,
	undated; Amendment No. 2,
	dated September 8, 1982;
	Amendment No. 3, dated March
	18, 1985; and Amendment No.
	4, dated February 1, 1986

10.2	Properties and Salary	S-4	33-76716	3-22-94	10.8
	Allocation Agreement, dated
	December 21, 1993, among the
	Registrant, GMI and Locusts
	on the Hudson River Corp.

10.3	Expense Allocation Agreement,	S-4	33-76716	3-22-94	10.9
	dated December 21, 1993,
	among the Registrant, GMI and
	the Other GMI Subsidiaries

10.4	Tax Sharing and	S-4	33-76716	3-22-94	10.10
	Indemnification Agreement,
	dated December 21, 1993,
	among the Registrant, GMI and
	the Other GMI Subsidiaries

10.5	Agreement of Lease Between	10-Q	33-76716	11-13-98	10.2
	M393 Associates LLC and the
	Registrant

10.6	Amendment to Distribution	10-K	33-76716	3-28-02	10.15
	Agreement, dated November 8,
	1995, among Curtis
	Circulation Company,
	Penthouse International,
	Ltd., Forum International,
	Ltd., Four Wheeler
	Publishing, Ltd., Penthouse
	Letters, Ltd., Omni
	Publications International,
	Ltd., Variations
	International, Ltd., Girls of
	Penthouse Publications, Inc.,
	Longevity International,
	Ltd., Hot Talk Publications,
	Ltd., Stock Car Racing
	Publications, Ltd., Super
	Stock and Drag Racing
	Illustrated Publishing, Ltd.,
	and Open Wheel Publishing,
	Ltd.

		INCORPORATED BY REFERENCE

EXHIBIT				FILING	EXHIBIT	FILED
NO.	EXHIBIT	FORM	FILE NO.	DATE	NO.	HEREWITH

+10.7	Printing Contract, dated	10-K	33-76716	3-28-02	10.16
	October 12, 2001, between
	Quebecor World, Inc. and
	General Media Communications,
	Inc. (to print Penthouse,
	Girls of Penthouse and
	Penthouse Letters)

++10.8	Printing Contract, effective	10-K	33-76716	3-28-02	10.17
	as of January 1, 2001,
	between Transcontinental
	Printing and General Media
	Communications, Inc. (to
	print Penthouse – Canadian
	Version, Forum, Variations,
	Forum and Variations
	Specials)

++10.18	Circulation Subscription					(X	)
	Fulfillment Services
	Agreement, dated October 1,
	2002, between Palm Coast
	Data, LLC and General Media
	Communications, Inc.

12.1	Computation of ratio of					(X	)
	earnings to fixed charges

16.1	Letter from Grant Thorton LLP	8-K	33-76716	1-28-03	1
	to the Securities and
	Exchange Commission dated
	January 27, 2003

21.1	Subsidiaries of the Registrant					(X	)

99.1	Certifications Pursuant to 18					(X	)
	U.S.C. Section 1350, As
	Adopted Pursuant to Section
	906 of the Sarbanes-Oxley Act
	of 2002

+	Confidential treatment has been granted with respect to certain information contained in this exhibit.

++	Confidential treatment has been requested with respect to certain information contained in this exhibit.